Form 10-K
period 2006-12-31
Middle Kingdom Alliance Corp.
filed 2007-03-30
CIK 1360244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 000-1360244

MIDDLE KINGDOM ALLIANCE CORP

(Name of Small Business Issuer in Its Charter)

Delaware	20-4293876
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

333 Sandy Springs Circle, Suite 223, Atlanta, GA	30328
(Address of Principal Executive Offices)	(Zip Code)

(404) 843-8585

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Series A Units

Series B Units

Common Stock

Class B Common Stock

Class A Warrants

Class B Warrants

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of March 19, 2007 there was approximately $27,185,940 based on the closing sales price reported by the OTC Bulletin Board on such date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. There were 1,065,650 shares of the Company’s Common Stock, 3,420,305 shares of the Company’s Class B Common Stock, 1,578,250 of the Company’s Class A Warrants, and 3,420,305 of the Company’s Class B Warrants, outstanding on March 19, 2007.

DOCUMENTS INCORPORATED BY REFERENCE: None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” and “our company” refer to Middle Kingdom Alliance Corp. (“Middle Kingdom”), a Delaware corporation.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains forward-looking statements, including, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this report. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under our “Description of Business” and matters described in this report generally. In light of these risks and uncertainties, the events anticipated in the forward-looking statements may or may not occur. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risks Related to our Business” beginning on page 18.

The information contained in this report identifies important factors that could adversely affect actual results and performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

BUSINESS

Introduction

We are a Delaware corporation organized in January 2006 as a blank check company formed to serve as a vehicle for completing a business combination with a target business which has its primary or substantial operations in the People’s Republic of China (“PRC” or “China”).

On December 19, 2006 we completed our Initial Public Offering of 198,000 Series A Units (consisting of one share of Common Stock and five non-redeemable Class A Warrants) and 3,300,000 Series B Units (consisting of one share of Class B Common Stock and one redeemable Class B Warrant) for $8.00 per unit before underwriting fees and expenses, for gross proceeds of $27,984,000. In January 2007 our underwriters exercised a portion of their over-allotment option by purchasing 27,200 Series A Units and 120,305 Series B Units, for gross proceeds of $1,180,040. Of the total gross proceeds of $29,164,040 from our IPO, plus $723,600 of the proceeds of the private placement of our Series A Units prior to our IPO, $28,183,313 was placed in a trust account with Continental Stock Transfer and Trust Company (the “Trust Account”). If we do not complete a business combination within 18 months of the completion of our IPO (June 13, 2008), or within 24 months of such IPO completion (December 13, 2008,) if we enter into either a letter of intent or an agreement in principle by June 13, 2008, we will be liquidated and the proceeds of the Trust Account will be distributed to our Class B Stockholders. In such event, our Common Stock will lose substantially all of its value, and our Class A Warrants, and Class B Warrants will become worthless. In order to complete a business combination we will have to obtain the approval of a majority of the holders of our Class B Stock (excluding our officers, directors and sponsors) voting at a meeting of shareholders called for such purpose, and less than 20% of the holders of our Class B Common Stock may vote against such transaction and exercise their conversion rights.

We do not intend to limit prospective target businesses to a particular industry. We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our IPO, our capital stock, debt or a combination of these in completing a business combination. Our management has broad discretion with respect to the specific application of the net proceeds held in the Trust Account. While we may seek to complete business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to complete only a single business combination.

The initial business combination must be a transaction with one or more operating businesses having primary or substantial business operations located in the PRC and in which the collective fair market value of the target businesses, at the time of the business combination, is at least 80% of our net assets at the time of the business combination. Our initial business combination may involve simultaneous business combinations with more than one target business.

We currently intend to focus our efforts on completing a business combination by acquiring a material minority interest in a corporation at a valuation of less than six times the target business’s net income during the 12 months prior to its most recent audited financial statements, with the net income having been calculated according to U.S. Generally Accepted Accounting Principles. We may expand our search for target businesses with valuations outside of this focus. Shareholders must therefore rely on our due diligence review and evaluation of potential business combination candidates. There can be no assurances that, if we complete a business combination with a company having its primary or substantial operations in the PRC, such transaction will be successful.

Opportunities for market expansion have emerged for businesses with operations in the PRC due to certain changes in the PRC’s political, economic, and social policies, as well as certain fundamental changes affecting the PRC and its neighboring countries. We believe that the PRC represents both a favorable environment for entering into business combinations and an attractive operating environment for target businesses for several reasons, including:

•

According to a January 12, 2006 Congressional Research Service Issue Brief for Congress, China (exclusive of Hong Kong and Macau) has become one of the fastest-growing economies in the world. From 1979 to 2005, China’s real GDP grew at an average rate of 9.6%. Over the last five years, China’s average annual growth rates were 8.3% in 2001, 9.1% in 2002, 10.0% in 2003, and 10.1% in 2004. The 2005 growth rate is estimated to be 9.8%;

•	According to the Congressional Research Service Issue Brief for Congress, China has the world’s third-largest trading economy. China’s 2005 GDP is estimated at $2.26 trillion;

•

According to the Congressional Research Service Issue Brief for Congress, since 1979 China has increased government focus within the PRC on privatizing assets, improving foreign trade and encouraging business and economic activity;

•	Attractive valuations for target businesses within the PRC;

•	Access to a highly trained and educated workforce;

•	Favorable labor rates have made the PRC internationally competitive in many low-cost, labor intensive manufacturing industries;

•	The lack of development and activity of the public equity markets in the PRC; and

•

The recent entry of the PRC into the World Trade Organization, the principal global international organization dealing with the rules of trade between nations, may lead to a reduction on tariffs for industrial products, a reduction in trade restrictions and an increase in trading with other countries.

Although our efforts in identifying prospective target businesses will not be limited to a particular industry, we intend to focus on industries in which the above factors are evident and changes in industrial technology provide particular opportunities for growth. In addition, we initially intend to seek as potential business combination targets, companies displaying a number of the following characteristics:

•	currently generating revenue and will continue to generate revenue;

•	currently earning net income and will continue to earn net income;

•	stable cash flow;

•	opportunities for organic and acquisition growth;

•	a superior management team; and

•	books and accounts that have been audited in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The foregoing are characteristics that we intend to be our focus, but there is no assurance that a target company will have all of these characteristics. Additionally, we may select targets that are in the early stages of their development or have been recently formed, provided that such companies are earning revenues and/or are generating net income.

Completing a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize the amount in the Trust Account, our capital stock, debt or a combination of these in completing a business combination. Although all of the amount in our trust is intended to be generally applied toward completing a business combination , such amounts are not otherwise being designated for any more specific purposes. Accordingly, our shareholders have no opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may be made with a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may select targets that are in the early stages of their development or have been recently formed, provided that such companies are earning revenues and/or are generating net income.

We have not identified a target business or target industry.

Subject to the limitations that the initial business combination must be a transaction with one or more operating businesses having primary or substantial business operations located in the PRC and in which the collective fair market value of the target businesses, at the time of the business combination, is at least 80% of our net assets at the time of the business combination, as described below in more detail, we have virtually unrestricted flexibility in identifying and selecting prospective business combination candidates. We have not established any other specific criteria (financial or otherwise) for prospective target businesses. Accordingly, there is no basis for our shareholders to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. It is probable that our officers, directors and advisors, as well as their affiliates may bring to our attention target business candidates. Several of our officers, directors and advisors have extensive knowledge of a broad range of industries in China. We may also engage professional firms that specialize in business combinations to assist us in finding target business candidates, in which event we may pay a finder’s fee, retainer or other compensation. In no event, however, will we pay any of our existing officers or directors or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the completion of a business combination.

Selection of a target business and structuring of a business combination

Subject to the limitations that the initial business combination must be a transaction with one or more operating businesses having primary or substantial business operations located in the PRC and in which the collective fair market value of the target businesses, at the time of the business combination, is at least 80% of our net assets at the time of the business combination, our management will have virtually unrestricted flexibility in identifying and selecting prospective target businesses. In evaluating prospective target businesses, our management will consider, among other factors, the following:

•	financial condition and results of operations;

•	growth potential;

•	experience and skill of management, our ability to retain such management, and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry into the industry of the target business and other industries;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry;

•	costs associated with completing the business combination; and

•	time and cost to complete and analyze audited financial statements prepared according to U.S. Generally Accepted Accounting Principles.

We currently intend to focus our efforts on completing a business combination at a valuation of less than six times the target business’s net income during the 12 months prior to its most recent audited financial statements, with the net income having been calculated according to U.S. Generally Accepted Accounting Principles. We may expand our search for target businesses with valuations outside of this focus.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in completing a business combination consistent with our business objective. In evaluating prospective target businesses, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information which will be made available to us.

The time and costs required to select and evaluate target businesses and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of prospective target businesses with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finders or consulting fees to our existing officers and directors, or any of their respective affiliates, for services rendered to or in connection with a business combination.

In the event we determine to simultaneously complete business combinations with several businesses and such businesses are owned by different sellers, we may need for each of such sellers to agree that our combination with its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability to complete the business combinations. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the targeted companies in a single operating business. We may further seek to enter into a business combination with a target business that has a fair market value in excess of our net assets by raising additional funds through the sale of our securities, through loans or a combination of both.

Probable lack of business diversification

While we may seek to complete business combinations with more than one target business, our initial business combination must be with a target business with a collective fair market value, at the time of the business combination, of at least 80% of our net assets. Consequently, it is likely that we will have the ability to complete only a single business combination. Accordingly, the prospects for our success may be dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. If we are able to consummate only a single business combination, our lack of diversification may:

•

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of prospective target businesses when evaluating the desirability of completing a business combination, we cannot assure you that our assessment of the target business’s management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our officers or directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. If any of our officers and directors choose to remain with the company after the business combination, the terms of such officer’s or director’s arrangement with the company would be based on negotiations between the parties. This may give rise to potential conflicts of interest in connection with our negotiation of the business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for Class B stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our Class B stockholders for approval, even if the nature of the business combination would not ordinarily require stockholder approval under applicable state law. In connection with seeking Class B stockholder approval of a business combination, we will furnish our Class B stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business. These materials will also be furnished to the holders of our Common Stock although their vote will not be solicited.

We will proceed with the business combination only if the holders of a majority of the Class B shares cast at the meeting to approve the business combination vote in favor of the business combination and the holders of Class B shares representing less than 20% of the Class B shares outstanding vote against the business combination and exercise their conversion rights.

In connection with the vote required for any business combination, our officers, directors and sponsors, have agreed to vote any Class B shares owned by them in accordance with the majority of the Class B shares voted by the public Class B stockholders. As used in this report, “in accordance with the majority” means that such officers, directors and sponsors will vote the entirety of their Class B shares either for or against a business combination, as determined by the totality of the public Class B stockholder vote.

Conversion rights

At the time we seek Class B stockholder approval of any business combination, we will offer each Class B stockholder the right to have his, her or its shares of Class B Common Stock converted to cash if he, she or it votes against the business combination and the business combination is approved and completed. The holders of our Common Stock will not be entitled to seek conversion of their shares. The per-share conversion price will be $8.24 per Class B share, plus a pro-rata share of the interest earned on the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest , less the payment of any federal, state or local taxes due by the Company. An eligible Class B stockholder may request conversion at any time after the mailing to our Class B stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the Class B stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to Class B stockholders entitled to convert their Class B shares who elect conversion will be distributed promptly after completion of a business combination. Any Class B stockholder who converts his, her or its stock into his, her or its share of the Trust Account still has the right to exercise the warrants that he, she or it received as part of the Series B Units. We will not complete any business combination if Class B stockholders owning 20% or more of the Class B shares outstanding vote against the business combination and exercise their conversion rights.

Distribution of Trust Account to stockholders if no business combination

If we do not complete a business combination within 18 months after the completion of our IPO (June 13, 2008), or within 24 months (December 13, 2008) if the extension criteria previously described has been satisfied, we will, as part of any plan of dissolution and liquidation in accordance with the applicable provisions of the Delaware General Corporate Law, distribute to all of our Class B stockholders a sum equal to $8.24 per Class B share, plus a pro-rata share of the interest earned on the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest , less the payment of any federal , state or local taxes due by the Company, and all then outstanding shares of Class B Common Stock will be automatically cancelled. After payment of the above amounts to our Class B Common Stockholders, the holders of Common Stock, including our officers, directors and sponsors, will be entitled to receive any remaining proceeds held in the Trust Account or held in our operating account. There will be no distribution from the Trust Account with respect to our Class A and Class B Warrants, which will expire worthless. In addition, the underwriters have agreed to waive their rights to the deferred underwriters’ discount $1,166,562 deposited in the Trust Account for their benefit.

The distribution per Class B share is $8.24 per Class B share, plus a pro-rata share of the interest earned on the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest , less the payment of any federal, state or local taxes due by the Company. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which could be prior to the claims of our Class B stockholders. We cannot assure you that the actual distribution per Class B share will not be less than $8.24 due to claims of creditors. If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our Trust Account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account we cannot assure you we will be able to return to our Class B stockholders the liquidation amounts due them.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of our IPO (June 13, 2008), but are unable to complete the business combination by such date, then we will have an additional six months – until December 13, 2008—in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 24-month period from the consummation of our IPO (December 13, 2008), we will then liquidate. Upon notice from us, the trustee of the Trust Account will commence liquidating the investments constituting the Trust Account and will turn over the proceeds to our transfer agent for distribution to our Class B Common Stockholders and Common Stockholders as described above. We anticipate that our instruction to the trustee would be given after the expiration of the applicable 18-month or 24-month period and after the receipt of approval from the Class B and Common Stockholders as described below. We cannot determine the timeframe for receipt of the approvals described below.

Under Sections 280 to 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures under Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, we will seek stockholder approval to liquidate our Trust Account to our Class B and Common Stockholders as soon as reasonably possible as part of our plan of dissolution and liquidation and, therefore, we do not intend to comply with those procedures. As such, our Class B and Common Stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our Class B and Common Stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our Class B and Common Stockholders amounts owed to them by us.

Even though compliance with the above requirements of the Delaware General Corporation Law would provide additional protections to both our directors and Class B and Common Stockholders from potential liability for third party claims against us, it is our intention to make liquidating distributions to our Class B and Common Stockholders as soon as reasonably possible following any dissolution and, therefore, we do not expect that our Board of Directors will elect to comply with the more complex procedures in Section 280. Because we will not be complying with Section 280, we will seek Class B and Common Stockholder approval (voting as one class) to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (a) all claims and obligations outstanding, (b) all pending claims and (c) all claims that may be potentially brought against us within the 10 years from the date of our dissolution. As such, our Class B and Common Stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our Class B and Common Stockholders will likely extend beyond the third anniversary of such dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. We intend to have our vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this, the claims that could be made against us are limited. Nevertheless, such agreements may or may not be enforceable. However, if any third party refused to execute an agreement waiving such claims to the monies held in the Trust Account, we may still enter into an agreement with such party if we believed that the engagement would be in the best interest of our stockholders. In addition, there is no guarantee that these entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In the event of a liquidation, our officers, directors, and initial stockholder have agreed to indemnify us from any third party claims against us that would reduce the amount of funds held in trust, on a several basis, in proportion to their ownership interest in our Series A Units prior to our IPO.

Pursuant to, among other documents, our amended and restated certificate of incorporation, if we do not complete a business combination within 18 months after the consummation of our IPO (June 13, 2008), or within 24 months after the consummation of our IPO (December 13, 2008) if the extension criteria described below have been satisfied, our purpose and powers will be limited to dissolving, liquidating and winding up. We view this obligation to dissolve and liquidate as an obligation to our stockholders and neither we nor our board of directors will take any action to amend or waive any provision of our certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time periods. We intend to pay the costs of dissolution and liquidation from our remaining assets outside of the Trust Account and from funds released to us for working capital. We expect that the costs associated with the implementation and completion of our plan of dissolution and distribution will be approximately $125,000 and will be funded by any funds not held in the Trust Account although we cannot assure you that there will be sufficient funds for such purpose. If these assets are not sufficient, we will pay the costs from the interest earned on the Trust Account, after the payment of federal, state and local taxes, which is not distributed to us for operations, which will reduce the amounts available to our Class B and Common Stockholders. However, in connection with a liquidation, we cannot predict with certainty: (a) the potential claims or lawsuits that may be brought against us; (b) what waiver agreements, if any, we will obtain from vendors, service providers and prospective target businesses; (c) the amount of additional expenses that we may incur that exceeds the amount of funds held outside of the trust; and (d) our ability to ensure that the proceeds held in trust are not reduced by claims of target businesses or vendors. As such, it is possible that foregoing claims could result in a reduction of the principal in the Trust Account, which would reduce the amounts payable to our Class B stockholders in a liquidation below $8.24 per share. We currently believe that any plan of dissolution and distribution subsequent to the expiration of the deadline by which we must complete a business combination would proceed in the following manner:

•

our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, convene and adopt a specific plan of dissolution and distribution, which it will then vote to recommend to our Class B and Common Stockholders;

•	at such time we will prepare a preliminary proxy statement setting out such plan of dissolution and distribution as well as the board’s recommendation of such plan;

•	we would then file our preliminary proxy statement with the Securities and Exchange Commission;

•

if the Securities and Exchange Commission does not review the preliminary proxy statement, then, at least 10 days after the preliminary proxy statement is filed, we will mail the proxy statements to our Class B and Common Stockholders, and approximately 30 days following the passing of such deadline we will convene a meeting of our Class B and Common Stockholders, at which they will either approve or reject our plan of dissolution and distribution; and

•

if the Securities and Exchange Commission does review the preliminary proxy statement, we will be required to answer and comply with their comments. We will mail the proxy statements to our Class B and Common Stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our Class B and Common Stockholders at which they will either approve or reject our plan of dissolution and distribution.

In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our Trust Account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our Class B and Common Stockholders, the funds held in our Trust Account will not be released. Consequently, holders of a majority of our outstanding Class B and Common Stock (voting as one class) must approve our dissolution in order to receive the funds held in our and the funds will not be available for any other corporate purpose.

These procedures, or a vote to reject any plan of dissolution and distribution by our Class B and Common Stockholders, may result in substantial delays in the liquidation of our Trust Account to our Class B and Common Stockholders as part of our plan of dissolution and distribution.

Our Class B stockholders shall be entitled to receive funds from the Trust Account only in the event we do not complete a business combination or if the Class B stockholders seek to convert their respective shares into cash upon a business combination which the Class B stockholder voted against and which is actually completed by us. In no other circumstances shall a Class B stockholder have any right or interest of any kind to or in the Trust Account.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation sets forth certain requirements and restrictions relating to our IPO that shall apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides among other things, that:

•	prior to the consummation of our initial business combination, we shall submit such business combination to our Class B stockholders for approval;

•

we may consummate our initial business combination if: (i) approved by a majority of the Class B Common Stockholders, and (ii) Class B stockholders owning less than 20% of the Class B Common Stock purchased in our IPO exercise their conversion rights;

•

if our initial business combination is approved and consummated, the Class B Common Stockholders who voted against the business combination and exercised their conversion rights will receive a share of the Trust Account;

•

if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified in the trust agreement, then we will be dissolved and distribute to the Class B Common Stockholders and Common Stockholders a portion of the Trust Account; and

•

we may not consummate any other merger, capital stock exchange, stock purchase, asset purchase or similar transaction other than a business combination that meets the conditions specified in this report, including the requirement that our initial business combination be with one or more operating businesses whose fair market value, either individually or collectively, is equal to at least 80% of our net assets at the time of such business combination.

Our amended and restated certificate of incorporation prohibits the amendment of the above-described provisions. However, the validity of provisions prohibiting amendment of the amended and restated certificate of incorporation under Delaware law has not been settled. A court could conclude that the prohibition on amendment violated the shareholders’ implicit rights to amend the amended and restated certificate of incorporation. In that case, the above-described provisions would be amendable and any such amendment could reduce or eliminate the protection afforded to our shareholders. However, we view the foregoing provisions as obligations to our shareholders and we will not take any actions to waive or amend any of these provisions.

Competition

In identifying, evaluating, and selecting target businesses, we may encounter intense competition from other entities having a business objective similar to ours. Based on publicly available information, five similarly structured companies, with more than $270 million in equity raised, are still seeking to identify a business combination with a China-based company. While some of those companies have specific industries in which they must complete a business combination, a number of them may consummate a business combination in any industry they choose. We may therefore be subject to other companies seeking to consummate a business plan similar to ours, which as a result, will increase demand for privately-held companies to combine with companies structured similarly to ours. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally because of this competition we cannot assure you that we will be able to complete a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

Our ability to complete a business combination will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing a business combination with such sizable target businesses. Further:

•	our obligation to seek Class B stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of Class B Common Stock held by our Class B stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding Class A and Class B Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that to the extent that our target business is a privately held entity, our status as a public entity may give us a competitive advantage over entities having a similar business objective as ours in completing a business combination with a target business with significant growth potential on favorable terms.

If we succeed in completing a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Government Regulations

Regulation of Foreign Currency Exchange and Dividend Distribution

Foreign currency exchange. Foreign currency exchange in China is governed by a series of regulations, including the Foreign Currency Administrative Rules (1996), as amended, and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), as amended. Under these regulations, the renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investments in securities outside China without the prior approval of the PRC State Administration of Foreign Exchange, or SAFE. Pursuant to the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange, foreign-invested enterprises in China may purchase foreign exchange without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange, subject to a cap approved by SAFE, to satisfy foreign exchange liabilities or to pay dividends. However, the relevant Chinese government authorities may limit or eliminate the ability of foreign-invested enterprises to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside China are still subject to limitations and require approvals from SAFE.

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions

Pursuant to recent regulations issued by the PRC State Administration of Foreign Exchange, or SAFE, PRC residents are required to register with and receive approvals from SAFE in connection with offshore investment activities. SAFE has stated that the purpose of these regulations is to ensure the proper balance of foreign exchange and the standardization of the cross-border flow of funds.

On January 24, 2005, SAFE issued a regulation stating that SAFE approval is required for any sale or transfer by the PRC residents of a PRC company’s assets or equity interests to foreign entities in exchange for the equity interests or assets of the foreign entities. The regulation also states that, when registering with the foreign exchange authorities, a PRC company acquired by an offshore company must clarify whether the offshore company is controlled or owned by PRC residents and whether there is any share or asset link between or among the parties to the business combination transaction.

On April 8, 2005, SAFE issued another regulation further explaining and expanding upon the January regulation. The April regulation clarified that, where a PRC company is acquired by an offshore company in which PRC residents directly or indirectly hold shares, such PRC residents must (i) register with the local SAFE regarding their respective ownership interests in the offshore company, even if the transaction occurred prior to the January regulation, and (ii) file amendments to such registration concerning any material events of the offshore company, such as changes in share capital and share transfers. The April regulation also expanded the statutory definition of the term “foreign acquisition,” making the regulations applicable to any transaction that results in PRC residents directly or indirectly holding shares in the offshore company that has an ownership interest in a PRC company. The April regulation also provides that failure to comply with the registration procedures set forth therein may result in the imposition of restrictions on the PRC company’s foreign exchange activities and its ability to distribute profits to its offshore parent company.

On October 21, 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or Notice 75, which became effective as of November 1, 2005. Notice 75 replaced the two rules issued by SAFE in January and April 2005 mentioned above.

According to Notice 75:

•

prior to establishing or assuming control of an offshore company for the purpose of financing that offshore company with assets or equity interests in an onshore enterprise in the PRC, each PRC resident, whether a natural or legal person, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch;

•

an amendment to the registration with the local SAFE branch is required to be filed by any PRC resident that directly or indirectly holds interests in that offshore company upon either (1) the injection of equity interests or assets of an onshore enterprise to the offshore company, or (2) the completion of any overseas fund raising by such offshore company; and

•

an amendment to the registration with the local SAFE branch is also required to be filed by such PRC resident when there is any material change involving a change in the capital of the offshore company, such as (1) an increase or decrease in its capital, (2) a transfer or swap of shares, (3) a merger or division, (4) a long term equity or debt investment, or (5) the creation of any security interests over the relevant assets located in China.

Moreover, Notice 75 applies retroactively. As a result, PRC residents who have established or acquired control of offshore companies that have made onshore investments in the PRC in the past are required to complete the relevant overseas investment foreign exchange registration procedures by March 31, 2006. Under the relevant rules, failure to comply with the registration procedures set forth in Notice 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

As a Delaware corporation, and therefore a foreign entity, if we purchase the assets or equity interest of a PRC company owned by PRC residents, such PRC residents will be subject to the registration procedures described in the regulations as currently drafted. Moreover, PRC residents who are beneficial holders of our shares are required to register with SAFE in connection with their investment in us.

As a result of the lack of implementing rules, other uncertainties concerning how the existing SAFE regulations will be interpreted or implemented, and uncertainty as to when the new regulations will take effect, we cannot predict how they will affect our business operations following a business combination. For example, our ability to conduct foreign exchange activities following a business combination, such as remittance of dividends and foreign-currency-denominated borrowings, may be subject to compliance with the SAFE registration requirements by such PRC residents, over whom we have no control. In addition, we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the SAFE regulations. We will require all our shareholders, following a business combination, who are PRC residents to comply with any SAFE registration requirements, although we have no control over either our shareholders or the outcome of such registration procedures. Such uncertainties may restrict our ability to implement our business combination strategy and adversely affect our business and prospects following a business combination.

Dividend distribution. The principal laws and regulations in China governing distribution of dividends by foreign-invested companies include:

•	The Sino-foreign Equity Joint Venture Law (1979), as amended;

•	The Regulations for the Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;

•	The Sino-foreign Cooperative Enterprise Law (1988), as amended;

•	The Detailed Rules for the Implementation of the Sino-foreign Cooperative Enterprise Law (1995), as amended;

•	The Foreign Investment Enterprise Law (1986), as amended; and

•	The Regulations of Implementation of the Foreign Investment Enterprise Law (1990), as amended.

Under these regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese funding standards and regulations. In addition, wholly foreign-owned enterprises in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends

Employees

We have eight executive officers and one non-executive officer. Five of the executive officers and the non-executive officer are members of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The executive officers and non-executive officer are also involved with business ventures other than our company. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the completion of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our Series A Units and Series B Units, Common Stock, Class B Common Stock, Class A Warrants and Class B Warrants under the Securities Exchange Act of 1934, as amended, and we have reporting obligations, including the requirement that we file annual reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

We will not enter into a business combination with a target business if audited financial statements cannot be obtained for the target business on a timely basis. Additionally, our management will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business. The financial statements of potential target businesses will be required to be prepared in accordance with United States generally accepted accounting principles and audited in accordance with the standards of the Public Company Accounting Oversight Board (United States). To the extent that this requirement cannot be met, we will not be able to complete the business combination with the proposed target business. This may limit the pool of potential business combination candidates, given the broad range of companies with which we may consummate a business combination.

We may be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2007. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

ITEM 1A.	RISK FACTORS

Potential investors should carefully consider the following risk factors prior to making any investment decisions regarding our securities.

RISKS RELATED TO OUR BUSINESS

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We were formed in January 2006 and are still a development stage company with no operating results to date. We raised approximately $29,164,000 in our IPO completed in December 2006 (including the partial exercise of the underwriters’ over-allotment option in January 2007), substantially all of the net proceeds of which are being held in a Trust Account at Continental Stock Transfer and Trust Company. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to enter into a business combination with an operating business. We have no plans, arrangements or understandings with any prospective business combination candidates. We will not generate any revenues other than the interest income on the proceeds of in our Trust Account until, at the earliest, after the completion of a business combination.

Our management has broad discretion with respect to the specific application of the amount in the Trust Account, except that our business combination must be a transaction with one or more operating businesses having primary or substantial business operations located in the PRC and in which the collective fair market value of the target business, at the time of the business combination, is at least 80% of our net assets at the time of the business combination.

Although substantially all of the amounts in our Trust Account are intended to be generally applied toward consummating a business combination with a company having its primary or substantial operations in the PRC, management has virtually unrestricted flexibility in identifying and selecting prospective target businesses. Management’s only restriction is that the business combination must be a transaction with one or more operating businesses having primary or substantial business operations located in the PRC and in which the collective fair market value of the target business, at the time of the business combination, is at least 80% of our net assets at the time of the business combination. We currently intend to focus our efforts on completing a business combination at a valuation of less than six times the target business’s net income during the 12 months prior to its most recent audited financial statements, with the net income having been calculated according to U.S. Generally Accepted Accounting Principles. We may expand our search for target businesses outside of this focus. Investors must therefore rely on management’s due diligence review and evaluation of potential business combination candidates. There can be no assurances that, if we complete a business combination with a company having its primary or substantial operations in the PRC, such transaction will be successful.

If we are unable to complete a business combination, holders of our Series A Units will have limited rights to participate in the distribution of the Trust Account, and will likely lose substantially all of their investment.

Of the Trust Account, $8.24 per share of Class B Common Stock, plus a pro-rata share of the interest earned on the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest , less the payment of any federal, state or local taxes due by the company, is reserved for holders of our Class B Common Stock that will be sold as part of the Series B Units. Consequently, if we are unable to complete a business combination, the holders of Common Stock that will be sold as part of the Series A Units, as well as our existing Common Stockholders, will only be entitled to participate in the distribution of the Trust Account to the extent that any proceeds remain after payment of $8.24 per Class B share, plus a pro-rata share of the interest earned on the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest , less the payment of any federal, state or local taxes due by the company, to the Class B Common Stockholders.

We expect that the costs associated with the implementation and completion of our plan of dissolution and distribution will be approximately $125,000 and will be funded by any funds not held in Trust Account although we cannot assure you that there will be sufficient funds for such purpose. If these assets are not sufficient, we will pay the costs from the interest earned on the Trust Account after federal, state and local taxes that is not distributed to us for operations, which will reduce the amounts available to our Class B and Common Stockholders.

However, in connection with a liquidation, we cannot predict with certainty: (a) the potential claims or lawsuits that may be brought against us; (b) what waiver agreements, if any, we will obtain from vendors, service providers and prospective target businesses; (c) the amount of additional expenses that we may incur that exceeds the amount of funds held outside of the trust; and (d) our ability to ensure that the proceeds held in trust are not reduced by claims of target businesses or vendors. As such, it is possible that foregoing claims could result in a reduction of the principal in the Trust Account, which would reduce the amounts payable to our Class B stockholders in a liquidation below $8.24 per share.

Under Delaware law, the requirements and restrictions relating to our IPO contained in our amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that will apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•	prior to the consummation of our initial business combination, we shall submit such business combination to the Class B Common Stockholders for approval at a meeting held for such purpose;

•

we may consummate our initial business combination if: (i) approved by a majority of the Class B Common Stockholders, voting at a meeting held for such purpose, and (ii) Class B Common Stockholders owning less than 20% of the Class B Common Stock purchased in our IPO vote against such business combination and exercise their conversion rights;

•

if our initial business combination is approved and consummated, the Class B Common Stockholders who voted against the business combination and exercised their conversion rights will receive a share of the Trust Account;

•

if a business combination is not consummated by December 13, 2008, or a letter of intent or an agreement in principle or a definitive agreement is not signed by June 13, 2008, then we will be dissolved and distribute to the Class B Common Stockholders and Common Stockholders a portion of the Trust Account; and

•

we may not consummate any other merger, capital stock exchange, stock purchase, asset purchase or similar transaction other than a business combination that meets the conditions specified in Item 1 – Description of Business above, including the requirement that our initial business combination be with one or more operating businesses whose fair market value, either individually or collectively, is equal to at least 80% of our net assets at the time of such business combination.

Our amended and restated certificate of incorporation prohibits the amendment of the above-described provisions. However, the validity of provisions prohibiting amendment of the amended and restated certificate of incorporation under Delaware law has not been settled. A court could conclude that the prohibition on amendment violated the shareholders’ implicit rights to amend the amended and restated certificate of incorporation. In that case, the above-described provisions would be amendable and any such amendment could reduce or eliminate the protection afforded to our shareholders. However, we view the foregoing provisions as obligations to our shareholders and we will not take any actions to waive or amend any of these provisions.

Holders of our Series A Units, and shares of our Common Stock, will not be entitled to vote on a proposed business combination.

The shares of Common Stock, including such shares included in our Series A Units, will not be entitled to vote on a proposed business combination with a target business. Only the holders of Class B Common Stock will have an opportunity to approve a business combination. Consequently, holders of Common Stock and warrants will be entirely dependent upon the judgment of the holders of Class B Common Stock in determining whether or not a proposed business combination is approved.

If we are forced to liquidate before a business combination, our Class B Common Stockholders will receive $8.24 per share, plus a pro-rata share of the interest earned on the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest , less the payment of any federal, state or local taxes due by the company, upon the receipt of Class B and Common Stockholder approval of our plan of dissolution and the distribution of the Trust Account, and our Class A and Class B Warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation distribution for the holders of our Class B Common Stock will be $8.24, plus a pro-rata share of the interest earned on the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest , less the payment of any federal, state or local taxes due by the company, assuming that the proceeds from the Trust Account are not subject to any claims brought by third parties against us. Furthermore, there will be no distribution with respect to our outstanding Class A and Class B Warrants and, accordingly, the Class A and Class B Warrants will expire worthless if we liquidate before the completion of a business combination.

We expect that the costs associated with the implementation and completion of our plan of dissolution and distribution will be approximately $125,000 and will be funded by any funds not held in the Trust Account although we cannot assure you that there will be sufficient funds for such purpose. If these assets are not sufficient, we will pay the costs from the interest earned on the Trust Account after taxes that is not distributed to us for operations, which will reduce the amounts available to our Class B and Common Stockholders.

However, in connection with a liquidation, we cannot predict with certainty: (a) the potential claims or lawsuits that may be brought against us; (b) what waiver agreements, if any, we will obtain from vendors, service providers and prospective target businesses; (c) the amount of additional expenses that we may incur that exceeds the amount of funds held outside of the trust; and (d) our ability to ensure that the proceeds held in trust are not reduced by claims of target businesses or vendors. As such, it is possible that foregoing claims could result in a reduction of the principal in the Trust Account, which would reduce the amounts payable to our Class B stockholders in liquidation below $8.24 per share. In the event of liquidation, our officers, directors, and initial stockholder have agreed to indemnify us from any third party claims against us that would reduce the amount of funds held in trust, on a several basis, in proportion to their ownership interest in our Series A Units prior to our IPO.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share liquidation price received by holders of Class B Common Stock could be less than $8.24 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have our vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Class B stockholders, there is no guarantee that they will execute such agreements, and such agreements may or may not be enforceable. There is also no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our Class B stockholders and the per-share liquidation price could be less than $8.24, due to claims of such creditors. In the event of liquidation, our officers, directors, and initial stockholder have agreed to indemnify us from any third party claims against us that would reduce the amount of funds held in trust, on a several basis, in proportion to their ownership interest in our Series A Units prior to our IPO.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our Trust Account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our Class B stockholders. To the extent any bankruptcy claims deplete the Trust Account we cannot assure you we will be able to return to our Class B stockholders the liquidation amounts otherwise due them.

Our Class B and Common Stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in a dissolution.

If we do not complete a business combination by June 13, 2008 (or by December 13, 2008 if a letter of intent, agreement in principle or definitive agreement is executed by June 13, 2008 and the business combination relating thereto is not consummated by such date), we will dissolve. Under Section 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If we comply with certain procedures intended to ensure that we make reasonable provision for all claims against us, including a 60-day notice period during which any third-party claims can be brought against us, a 90-day period during which we may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, the liability of stockholders with respect to a liquidating distribution is limited to the lesser of the stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the Trust Account to our public stockholders as part of our plan of dissolution and distribution, we do not intend to comply with the foregoing procedures. In the event that our board recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities was insufficient, stockholders who received a return of funds could be liable for claims made by creditors. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders will extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we do not consummate a business combination and dissolve, payments from the Trust Account to our Class B and Common Stockholders may be delayed.

We currently believe that any plan of dissolution and distribution subsequent to the expiration of the deadline by which we must complete a business combination would proceed in approximately the following manner:

•

our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, convene and adopt a specific plan of dissolution and distribution, which it will then vote to recommend to our Class B and Common Stockholders;

•	at such time we will prepare a preliminary proxy statement setting out such plan of dissolution and distribution as well as the board’s recommendation of such plan;

•	we would then file our preliminary proxy statement with the Securities and Exchange Commission;

•

if the Securities and Exchange Commission does not review the preliminary proxy statement, then, at least 10 days after the preliminary proxy statement is filed, we will mail the proxy statements to our Class B and Common Stockholders, and approximately 30 days following the passing of such deadline we will convene a meeting of our Class B and Common Stockholders, at which they will either approve or reject our plan of dissolution and distribution; and

•

if the Securities and Exchange Commission does review the preliminary proxy statement, we will be required to answer and comply with their comments. We will mail the proxy statements to our Class B and Common Stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our Class B and Common Stockholders at which they will either approve or reject our plan of dissolution and distribution.

In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our Trust Account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our Class B and Common Stockholders, the funds held in our Trust Account will not be released. Consequently, holders of a majority of our outstanding Class B and Common Stock (voting as one class) must approve our dissolution in order to receive the funds held in our Trust Account and the funds will not be available for any other corporate purpose.

These procedures, or a vote to reject any plan of dissolution and distribution by our Class B and Common Stockholders, may result in substantial delays in the liquidation of our Trust Account to our Class B and Common Stockholders as part of our plan of dissolution and distribution.

Because we have not yet selected any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately complete a business combination. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. For example, if we complete a business combination with a business in a regulated industry, we may be subject to various regulatory risks associated with that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

Because there are several companies with a business plan similar to ours seeking to effectuate a business combination with a company or companies in China, it may be more difficult for us to do so.

Based on publicly available information, there are five similarly structured companies, with more than $270 million in equity raised, are still seeking to carry out a business combination with a China-based company. While some of those companies have specific industries in which they must complete a business combination, a number of them may complete a business combination in any industry they choose. We may therefore be subject to other companies seeking to consummate a business plan similar to ours, which as a result, will increase demand for privately-held companies to combine with companies structured similarly to ours. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally because of this competition we cannot assure you that we will be able to complete a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

Resources could be wasted in researching business combinations that are not consummated.

It is anticipated that the investigation of each specific business combination and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction would not be recoverable. Furthermore, even if an agreement is reached for a business combination with a specific business, the failure to consummate that transaction (which failure could occur as a result of any number of reasons, including issues beyond our control) will result in a loss to us of the related costs incurred. Such a loss could materially adversely affect subsequent attempts to locate and effect a business combination with another business.

We plan to issue shares of our capital stock or debt securities to complete a business combination, which in the case of equity securities would reduce the equity interest of our stockholders and likely cause a change of control of our ownership, and in the case of debt securities could limit our ability to take certain actions in the future.

Our certificate of incorporation authorizes the issuance of up to 15,000,000 shares of Common Stock, 5,000,000 shares of Class B Common Stock, and 1,000,000 shares of preferred stock. As of March 19, 2007 there were 5,486,690 authorized but unissued shares of our Common Stock and 1,249,695 authorized but unissued shares of our Class B Common Stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding Class A and Class B Warrants, conversion of our Class B Common Stock, and the purchase option granted to the representatives of the underwriters or the “Representatives”), and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of this date to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our Common Stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our Common Stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our present shareholders;

•

will likely cause a change in control if a substantial number of our shares of Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Common Stock.

Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	covenants that limit our ability to acquire capital assets or enter into additional business combinations; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Our current officers and directors may resign upon completion of a business combination.

Our ability to successfully complete a business combination will be totally dependent upon the efforts of our officers and/or directors. The future role of our officers and/or directors in the target business, however, cannot presently be ascertained. Although it is possible that some of our officers and/or directors will remain associated in various capacities with the target business following a business combination, it is also possible that the management of the target business at the time of the business combination will remain in place. If any of our officers and/or directors remains with the company after the business combination, the terms of his or her arrangement with the company would be based on negotiations at such time between the parties, and may give rise to potential conflicts of interest in connection with our negotiation of the business combination. These conflicts of interest may include the negotiation of such officers’ or directors’ employment agreements or consulting agreements as part of the business combination.

Our officers and directors will allocate their time to other businesses, which could interfere with our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our officers and directors fail to devote sufficient time to finding a target business, we may not complete a business combination by December 13, 2008, which would require us to liquidate. Our inability to complete a business combination by December 13, 2008 would cause the holders of our Series A Units and Common Stock to lose substantially all of their investment.

All of our directors and officers own shares of our securities which will have limited rights to participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own Common Stock in our company, including the Common Stock included in our Series A Units, but will not participate in distributions to holders of Class B Common Stock upon liquidation, provided that the holders of our Common Stock, including our officers and directors, will be entitled to any remaining interest funds that we were entitled to that were not utilized as working capital prior to liquidation. The Common Stock and Class A and Class B Warrants could be worthless if we do not complete a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination within the time allotted. Consequently, our directors and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Although our officers and directors are not presently affiliated with other “blank check” companies, in the future they may become affiliated with other businesses, including other blank check companies, which could cause a conflict of interest as to which business they may present a viable business combination opportunity.

Although our officers and directors are not presently affiliated with other “blank check” companies, in the future they may become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us. Our officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they may be affiliated. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and inside directors has agreed, until the earlier of a business combination, the distribution of the Trust Account to the Class B stockholders, or such time as he ceases to be an officer or inside director, to present to us for our consideration, prior to presentation to any other entity, every suitable business opportunity.

If our Common Stock and Class B Common Stock becomes subject to the SEC’s penny stock rules, broker dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of less than $5,000,000 and our Common Stock and Class B Common Stock has a market price per share of less than $5.00, transactions in our Common Stock and Class B Common Stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•

provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•

obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our Common Stock and Class B Common Stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

We must complete a business combination by June 13, 2008, or by December 13, 2008 if a letter of intent, agreement in principle or definitive agreement has been executed by June 13, 2008 and the business combination has not been completed by such date. In addition, our business combination must be a transaction with one or more operating businesses having primary or substantial business operations located in the PRC and in which the collective fair market value of the target business, at the time of the business combination, is at least 80% of our net assets at the time of the business combination. Based on the time frame within which we must complete the business combination, it is probable that we will have the ability to complete only a single business combination. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations.

We are dependent upon 50% of the interest earned on the Trust Account , less the payment of any federal, state or local taxes due by the company, up to a maximum of $1,200,000, $22,500 from the sale of Common Stock to our management and sponsors, and our line of credit to fund our search for a target company and completion of a business combination.

In addition to the $22,500 proceeds from the sale of Common Stock to our management and sponsors that we raised in a private placement, of the net proceeds of our IPO (including the partial exercise of the underwriter’s over-allotment option) and of an additional private placement of Series A Units we completed with our management and sponsors, no funds will be available to us initially outside the Trust Account to fund our working capital requirements. We are dependent upon sufficient interest being earned on the proceeds held in the Trust Account to provide us with the additional working capital we will need to search for a target company and consummate a business combination. While we are entitled to 50% of the interest earned on the Trust Account , less the payment of any federal, state or local taxes due by the company, up to a maximum of $1,200,000, if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. We have also received a $250,000 line of credit from Wachovia Bank which will be used to finance our general working capital needs. The line of credit will mature on December 13, 2008 and bears interest at LIBOR plus 2% with interest payable monthly and the outstanding principal and interest due and payable at maturity. The line of credit provides that the bank must authorize all distributions to us to the extent that the aggregate sum of interest distributed to us from the Trust Account exceeds $900,000. As such, the bank will require us to utilize any distributions in excess of $900,000 available to us from the Trust Account to repay the line of credit. As long as there is availability to borrow under the line of credit, we will need the bank’s prior approval to draw down any distributions in excess of $900,000 available to us from the Trust Account.

Our insiders have not agreed to lend us the funds necessary to complete a business combination

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital and private equity funds, leveraged buyout funds, operating businesses and other entities and individuals, both foreign and domestic, competing for business combinations. Many of these entities are well established and have extensive experience in identifying and completing business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in completing a business combination with certain sizable target businesses will be limited by our available financial resources. Further:

•	our obligation to seek approval of a business combination from our Class B Common Stockholders may delay the consummation of a transaction;

•	our obligation to convert shares of Class B Common Stock into cash in certain instances may reduce the resources available for a business combination; and

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the amount in the Trust Account will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction. If the amount in our Trust Account proves to be insufficient, either because of the size of the business combination or the depletion of the available working capital in search of target businesses, or because we become obligated to convert into cash a significant number of shares from dissenting Class B stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidates. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our officers, directors and sponsors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

As of March 19, 2007, our officers, directors and sponsors collectively own 845,200 shares of our Common Stock, which equals 18.84% of our aggregate issued and outstanding shares of Common Stock and Class B Common Stock, which votes as one class other than in connection with a proposed business combination for which only the Class B Common Stock votes. As such, our officers, directors and sponsors have considerable voting power in connection with substantially all corporate actions and decisions other than in connection with a proposed business combination.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the completion of a business combination, in which case all of the current directors will continue in office at least until the completion of a business combination or our liquidation. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our existing Common Stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our officer, directors and sponsors will continue to exert control at least until the completion of a business combination.

Our outstanding warrants may have an adverse effect on the market price of our Common Stock and make it more difficult to complete a business combination.

In connection with our IPO (including the partial exercise of the underwriters’ over-allotment option), as part of the Series A and Series B Units, we issued Class A and Class B Warrants to purchase a total of 4,546,305 shares of Common Stock and we have previously sold 90,450 Series A Units, which provided for the issuance of additional Class A Warrants to purchase 452,250 shares of Common Stock. We also issued an option to purchase 19,800 Series A Units and/or 330,000 Series B Units to the representative of the underwriters which, if exercised, will result in the issuance of an additional 99,000 in Class A Warrants and 330,000 Class B Warrants. To the extent we issue shares of Common Stock to complete a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive business combination vehicle in the eyes of target businesses as such securities, when exercised, will increase the number of issued and outstanding shares of our Common Stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to complete a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

If our officers, directors and sponsors s exercise their registration rights, it may have an adverse effect on the market price of our Common Stock and the existence of those rights may make it more difficult to complete a business combination.

Our officers, directors, and sponsors are entitled to demand that we register the resale of their shares of Common Stock, including the Common Stock underlying any warrants, at any time after the date on which their shares are released from escrow. If our officers, directors and sponsors exercise their registration rights with respect to all of their shares of Common Stock, including the Common Stock underlying warrants, then there will be an additional 1,292,700 shares of Common Stock eligible for trading in the public market. The presence of this additional number of shares of Common Stock eligible for trading in the public market may have an adverse effect on the market price of our Common Stock. In addition, the existence of those rights may make it more difficult to complete a business combination, or may increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our Common Stock.

Our securities quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities more than if our securities were listed on the NASDAQ Stock Market or another national exchange.

Our securities are traded in the over-the-counter market. They are quoted on the OTC Bulletin Board, a NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were listed on a national exchange.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

which may make it difficult for us to complete a business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company under federal and state laws;

•	adoption of a specific form of corporate structure; and

•	imposition of reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” with specific maturity dates, as that term is defined in The Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to continue to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Because we do not have any “independent” directors, actions taken and expenses incurred by our officers and directors on our behalf will not be subject to “independent” review.

Each of our directors owns our Common Stock and Series A Units and, although no compensation will be paid to them for services rendered prior to or in connection with a business combination, they may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because none of our directors will be deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although we believe that all actions taken by our directors on our behalf will be in our best interests, we cannot assure you that this will be the case. If actions are taken, or expenses are incurred that are not in our best interests, it could have a material adverse effect on our business and operations and the price of our securities held by the public shareholders.

We may enter into a business transaction with an affiliate of our officers, directors or sponsors , which may create the appearance of a conflict of interest.

Although our officers, directors, and sponsors are not presently aware of any business opportunities that may lead to a business combination, the possibility exists that we may acquire a business affiliated with one of our officers, directors or sponsors. We will consider any target businesses presented to us, and do not have any policy on the consideration of target businesses affiliated with our officers, directors, and sponsors. Should we seek to acquire such a business, the appearance of a potential conflict of interest would exist and an actual conflict of interest could exist. For example, such a transaction may create an appearance that a director or officer recommended a business combination solely for personal profit and not because it was in our best interest. Our management and board intend to act in accord with their fiduciary duties to us, and to our shareholders, including obtaining an independent fairness opinion in the event we decide to pursue a business transaction with an affiliate of our directors, officers or sponsors.

An effective registration statement may not be in place when an investor desires to exercise the Class A or Class B Warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless, because we are not required to net cash settle any warrant exercise. If you are unable to exercise your warrants, the result is that you will have paid the full purchase price for the Units solely for the shares included in the unit.

No Class A or Class B Warrant held by public stockholders or issuable upon exercise of the Representatives’ purchase option will be exercisable and we will not be obligated to issue shares of Common Stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the Common Stock issuable upon exercise of the warrant is current. Under the terms of the Class A and Class B Warrant agreements, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the Common Stock issuable upon exercise of the Class A or Class B Warrants until the expiration of the Class A or Class B Warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the Common Stock issuable upon exercise of the Class A or Class B Warrants, holders will be unable to exercise their Class A or Class B Warrants and we will not be required to net cash settle any such warrant exercise. If the prospectus relating to the Common Stock issuable upon the exercise of the Class A or Class B Warrants is not current, the Class A or Class B Warrants held by public stockholders or issuable upon exercise of the Representatives’ purchase option may have no value, the market for such warrants may be limited and such warrants may expire worthless. If you are unable to exercise your warrants, the result is that you will have paid the full purchase price for the units solely for the shares included in the unit.

Notwithstanding the inability of our warrant holders to exercise their warrants due to our failure to keep an effective registration statement, our initial securityholders may have the ability to exercise the Class A Warrants they purchased in our February 2006 private placement.

The Class A and Class B Warrants held by our public stockholders will only be exercisable if at the time a holder seeks to exercise such warrants, a prospectus relating to the Common Stock issuable upon exercise of the warrants is current. However, even if the prospectus relating to the Common Stock issuable upon exercise of the Class A or Class B Warrants issuable in our Public Offering is not current, the Class A Warrants issued to our initial securityholders in our February 2006 private placement may still be exercisable for unregistered shares of Common Stock.

Risks associated with our completing a business combination with a target business in the PRC.

After a business combination, substantially all of our assets could be located in China and substantially all of our revenue will be derived from our operations in China. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal developments in China, which have rapidly changed.

The PRC’s economic, political and social conditions, as well as government policies, could affect our business. The PRC economy differs from the economies of most developed countries in many respects.

Since 1978 China has been one of the world’s fastest-growing economies in terms of gross domestic product, or GDP, growth. We cannot assure you, however, that such growth will be sustained in the future. If in the future China’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate a business combination and if we complete a business combination, the ability of that target business to remain profitable.

Our ability to find attractive target businesses with which to consummate a business combination is based on the assumption that the Chinese economy will continue to grow. The PRC’s economic growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us, depending on the industry in which we engage in a business combination. For example, our financial condition and results of operations may be adversely affected by PRC government control over capital investments or changes in tax regulations that are applicable to potential target businesses and business combinations.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the use of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over PRC economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. We cannot assure you that China’s economic, political or legal systems will not develop in a way that becomes detrimental to our business, results of operations and prospects.

If political relations between the U.S. and the PRC weaken, it could make a target business’s operations, goods, or services less attractive to customers outside of the PRC.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive to customers outside of the PRC, which could adversely effect the demand for our goods and services in these markets. This could lead to a decline in our profitability and our stock price. Any weakening of relations between the U.S. and the PRC could have a material adverse effect on our operations after a successful completion of a business combination.

If the PRC imposes restrictions to reduce inflation, future economic growth in the PRC could be severely curtailed which could lead to a significant decrease in our profitability following a business combination.

While the economy of the PRC has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in supply of money and rising inflation. In order to control inflation in the past, the PRC has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. If similar restrictions are imposed, it may lead to a slowing of economic growth and decrease the interest in the services or products we may ultimately offer leading to a decline in our profitability.

Because Chinese law will govern almost all of any target business’s material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Chinese law will govern almost all of our target business’ material agreements, some or many of which could be with Chinese governmental agencies. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the PRC. The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in China over the past 25 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations.

Because most of our directors and officers reside outside of the United States and because they have not consented to service of process in the United States or to the jurisdiction of any United States Court, it may be difficult for you to enforce your rights against them or enforce U.S. court judgments against them in the PRC.

Four of our directors and six of our officers reside outside of the United States and, after the completion of a business combination, substantially all of our assets could be located outside of the United States. None of our foreign officers or directors has consented to service of process in the United States or to the jurisdiction of any United States Court. It may therefore be difficult for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under United States federal securities laws. Moreover, we have been advised that the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the United States federal securities laws.

Because any target business with which we attempt to complete a business combination will be required to provide our stockholders with financial statements prepared in accordance with and reconciled to United States Generally Accepted Accounting Principles, prospective target businesses may be limited.

In accordance with requirements of United States federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. Generally Accepted Accounting Principles and audited in accordance with the standards of the Public Company Accounting Oversight Board (United States). To the extent that a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, U.S. Generally Accepted Accounting Principles, and audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), we will not be able to enter into a business combination with that proposed target business. These financial statements may limit the pool of potential target businesses with which we may complete a business combination.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder, you will be taxed on the U.S. dollar value of your dividends at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

Fluctuations in the value of the renminbi relative to foreign currencies could cause the cost of a target business as measured in dollars to increase and could affect our operating results after a business combination.

We will prepare our financial statements in U.S. dollars, but payroll and other costs of non-United States operations will be payable in foreign currencies, primarily renminbi. To the extent future revenue is denominated in non-United States currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on our business, financial condition and operating results. The value of renminbi against the U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. As we expect that our operations will be primarily in China, any significant revaluation of the renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars into renminbi for our operations, appreciation of renminbi against the U.S. dollars could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our renminbi into U.S. dollars for other business purposes and the U.S. dollars appreciates against the renminbi, the U.S. dollars equivalent of the renminbi we convert would be reduced. The Chinese government recently announced that it is pegging the exchange rate of the renminbi against a number of currencies, rather than just the U.S. dollars. Fluctuations in the renminbi exchange rate could adversely affect our ability to find attractive target businesses with which to consummate a business combination and to operate our business after a business combination.

Regulations relating to offshore investment activities by PRC residents and acquisitions by foreign entities may increase the administrative burden we face and create regulatory uncertainties that may limit or adversely affect our ability to complete a business combination with PRC companies.

Regulations were issued on January 24, 2005, on April 8, 2005, on October 21, 2005, and on September 8, 2006, by the PRC State Administration of Foreign Exchange, or SAFE, that will require approvals from, and registrations with, PRC government authorities in connection with direct or indirect offshore investment activities by PRC residents and PRC corporate entities; however, there has been a recent announcement that such regulations may be partially reversed. The SAFE regulations retroactively require approval and registration of direct or indirect investments previously made by PRC residents in offshore companies. In the event that a PRC shareholder with a direct or indirect stake in an offshore parent company fails to obtain the required SAFE approval and make the required registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Further, failure to comply with the various SAFE approval and registration requirements described above, as currently drafted, could result in liability under PRC law for foreign exchange evasion. The regulations discussed could also result in the relevant Chinese government authorities limiting or eliminating our ability to purchase and retain foreign currencies in the future, which could limit or eliminate our ability to pay dividends in the future. More recently, however, new regulations have been drafted that modify the policy that requires Chinese companies to obtain permission from SAFE to own overseas corporate entities. As a result of the lack of implementing rules, the uncertainty as to when the new draft regulations will take effect, and uncertainty concerning the reconciliation of the new regulations with other approval requirements, it remains unclear how these existing regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We are committed to complying with the relevant rules. As a result of the foregoing, we cannot assure you that we or the owners of the target business we intend to complete a business combination, as the case may be, will be able to complete the necessary approval, filings and registrations for a proposed business combination. This may restrict our ability to implement our business combination strategy and adversely affect our operations.

On September 8, 2006, certain provisions related to the acquisition of PRC corporate entities by foreign investors became effective that established requirements on foreign investors if the investors determined to use equity interests as payment for the merger or acquisition. These provisions would apply if we wanted to acquire or merge with a PRC corporate entity by the issuance of our equity securities, and may limit our ability to complete such acquisition. The provisions also require various Chinese regulatory approvals for mergers with or acquisitions of the equity ownership or assets of Chinese domestic companies, which could delay or limit our ability to complete a business combination in a timely manner.

After we consummate a business combination, our operating company in China will be subject to restrictions on dividend payments.

After we consummate a business combination, we will rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

We maintain our executive offices in China at Suite 35226, 35th Floor, CITIC Square, 1168 Nanjing Road West, Shanghai 200041, People’s Republic of China; and in the United States at 333 Sandy Springs Circle, Suite 223, Atlanta, GA 30328. The cost for these facilities is included in the aggregate fee of $7,500 per-month we pay Primus Capital LLC, Michael Marks, MTP Holdings LLC and Allan Shu Cheuk Lam. We consider our current office space adequate for our current operation.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any legal proceedings.

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Series A Units and Series B Units has been traded on the OTC Bulletin Board over-the-counter market since December 14, 2006 under the symbols “MKGDU.OB” and “MKGBU.OB,” respectively. On March 13, 2007 our Common Stock, Class B Common Stock, Class A Warrants, and Class B Warrants, commenced trading on the Pink Sheets and on March 14, 2007 on the OTC Bulletin Board, under the symbols, “MKGD” (Common Stock), “MKGBB”(Class B Common Stock), “MKGDW” (Series A Warrants), and “MKGBW” (Series B Warrants).

The following table shows the high and low closing prices of our Series A and Series B Units during the fourth quarter of 2006 as reported by the NASD.

Quarter Ending December 31, 2006 (Trading commenced on December 14, 2006)	High	Low
Series A Units	$10.00	$8.00
Series B Units	$8.10	$8.00

Holders

As of March 19, 2007, there were 10 holders of record of our Common Stock and 1 holder of record of our Class B Common Stock.

Dividends

We have not paid any dividends on our Common Stock or Class B Common Stock to date and do not anticipate that we will be paying dividends in the foreseeable future. Any payment of cash dividends on our Common Stock or Class B Common Stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that the Board of Directors may think are relevant. We do not anticipate having any earnings from which to pay dividends in the foreseeable future and currently intend to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our Common Stock or Class B Common Stock in the foreseeable future.

Purchase of Equity Securities by the Registrant and Affiliated Purchasers

We did not repurchase any shares of our Common Stock or Class B Common Stock during the fourth quarter of 2006.

Recent Sales of Unregistered Securities.

During the past three years, we sold the following securities without registration under the Securities Act:

In February 2006, we issued 750,000 shares of our common stock at a purchase price of $.03 per share and 90,450 Series A Units (each unit consisting of one share of common stock and five Class A warrants) at a purchase price of $8.00 per unit to the individuals and entities set forth below.

		Series A Units
Name	Number of Shares of Common Stock	Common Stock Underlying Series A Units	Class A Warrants Underlying Series A Units
High Capital Funding LLC	290,625	51,652	258,260
Bernard J. Tanenbaum, III	121,875	10,174	50,870
Michael Marks(1)	121,875	10,174	50,870
MTP Holdings Ltd(2)	75,000	6,261	31,305
Allan Shu Cheuk Lam(3)	75,000	6,261	31,305
Anthony Ng	37,500	3,130	15,650
David A. Rapaport	18,750	2,015	10,075
Fred A. Brasch	9,375	783	3,915

	750,000	90,450	452,250

(1)	These securities are held in the name of Gedeon International Limited. Mr. Marks has voting and dispositive control over these securities.

(2)	These securities are held in the name of MTP Holdings Ltd. and represent the aggregate amount held by Messrs. Yao, Chai, and Ding. Mr. Yao is a director of the company and Messrs. Chai and Ding are executive officers.

(3)	These securities are held 50% in the name of Supreme Ocean Development Limited of which Mr. Lam has voting and dispositive control, and 50% by Mr. Lam directly.

Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) and Regulation D of the Securities Act as they were sold to accredited investors.

Initial Public Offering

On December 19, 2006, we closed our initial public offering of 198,000 Series A Units (consisting of one share of Common Stock and five non-redeemable Class A Warrants) and 3,300,000 Series B Units (consisting of one share of Class B Common Stock and one redeemable Class B Warrant) for $8.00 per unit before underwriting fees and expenses, for gross proceeds of $27,984,000. In January 2007 our underwriters exercised a portion of their over-allotment option by purchasing 27,200 Series A Units and 120,305 Series B Units, for gross proceeds of $1,180,040. I-Bankers Securities, Inc., Newbridge Securities Corp., and Westminster Securities Corporation acted as underwriters for the offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (Nos. 333-133475 and 333-139325). The Securities and Exchange Commission declared the registration statement effective on December 13, 2006.

We paid a total of $2,238,720 in underwriting discounts and commissions (of which $1,119,360 was deposited in the Trust Account) and $469,677 for other costs and expenses related to the offering and the over-allotment option. Of the total gross proceeds of $29,164,040 from our IPO, plus $723,600 of the proceeds of the private placement of our Series A Units prior to our IPO, $28,183,313 was placed in a trust account with Continental Stock Transfer and Trust.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements, and the notes and schedules related thereto, which are included in this report. To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and sourcing a suitable business combination candidate.

Statement of Operations Data
Period from January 17, 2006 (inception) to December 31, 2006
Interest income	$44,680
General, administrative and legal expenses	$137,226
Net loss before provision for income taxes	$(92,546)
Provision for income taxes	$—
Net loss	$(92,546)
Weighted average number of shares outstanding	886,320
Net loss per share - basic and diluted	$(0.10)

Balance Sheet Data
December 31, 2006
Cash	$2,828
Investments held in trust	$27,229,971
Prepaid expenses	$132,197
Total assets	$27,364,996
Total current liabilities, including $908,160 due to underwriters	$1,220,680
Class B common stock, 659,999 shares subject to possible redemption	$5,442,250
Total stockholders’ equity	$20,702,066
Total liabilities and stockholders’ equity	$27,364,996

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were formed on January 17, 2006, to serve as a vehicle to effect a merger, capital stock exchange, asset purchase or other similar business combination by acquiring a material minority interest in a company having its primary or substantial operations in the PRC. We intend to utilize cash derived from the proceeds of our Initial Public Offering (“Public Offering”), Private Placement, our capital stock, debt or a combination of cash, capital stock and debt, in completing a business combination. We are currently a shell company, and we will remain a shell company until we engage in a business combination.

The issuance of additional capital stock, including upon conversion of any convertible debt securities we may issue, or the incurrence of debt could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of our present shareholders;

•

will likely cause a change in control if a substantial number of our shares of Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors;

•

may adversely affect the voting power or other rights of holders of our Common Stock if we issue preferred stock with dividend, liquidation, conversion or other rights superior to the Common Stock; and

•	may adversely affect prevailing market prices for our Common Stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay out debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand;

•	covenants that limit our ability to acquire capital assets or enter into additional business combinations; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Critical Accounting Policies

Investments held in a trust account (“Trust Account”) are invested in United States government securities (“US Securities”) with a maturity of 180 days or less. The US Securities have been classified as held-to-maturity and measured at its amortized cost, which approximates fair value. The excess of fair value (amortized cost) over cost, exclusive of the deferred interest, is considered accrued interest which is included in interest income in the accompanying Statement of Operations.

Deferred interest consists of 19.99% of the net interest attributable to the Class B Common Stockholders, after the deduction of a pro-rata share of the gross interest earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest and after the payment of any federal, state and local taxes due by the Company. Deferred interest is included in the value of the Class B Common Stock subject to possible redemption, in the accompanying balance sheet.

Results of Operations for the Period from January 17, 2006 (date of inception) to December 31, 2006

From January 17, 2006 (the date of inception) through December 31, 2006, we incurred $137,226 of operating expenses, which were paid out of the net proceeds from our Public Offering and Private Placement that were not deposited into a Trust Account and from our Bank line of credit. Since we did not have any operations, all of our income was interest income of $44,680 earned from the proceeds of $27,192,000 that was deposited into the Trust Account after the closing of our Public Offering on December 19, 2006 (“IPO Closing Date”) and on the excess cash balances invested in money market securities from our Private Placement. Our operating expenses during the period consisted primarily of expenses related to office operations and professional fees. A deferred income tax asset of approximately $17,000 relating to the Company’s net operating loss of $92,546 is offset by a full valuation allowance based upon a lack of earnings history for the Company.

The following table summarizes the supplementary quarterly financial data (unaudited) of the Company for the period from January 17, 2006 (inception) to December 31, 2006 as follows:

	January 17, 2006 (inception) to March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	January 17, 2006 (inception) to December 31, 2006
General and administrative expenses	$(30,825)	$(3,822)	$(11,492)	$(91,087)	$(137,226)
Interest income	519	1,990	2,350	39,821	44,680
Net loss	(30,306)	(1,832)	(9,142)	(51,266)	(92,546)
Net loss per share - basic and diluted	$(0.07)	$—	$(0.01)	$(0.03)	$(0.10)

Commencing on December 13, 2006 the effective date of the Public Offering (the “Effective Date”) and ending upon the acquisition of a target business, the Company has agreed to pay several of the officers and directors and/or their affiliated companies an aggregate monthly fee of $7,500 for general and administrative services including office space, utilities, and secretarial support in, China and Atlanta, Georgia. See Footnote 5 to the December 31, 2006 financial statements for more information.

Liquidity and Capital Resources

In February 2006, the Company completed a Private Placement and received net proceeds of $723,600 from the sale of 90,450 Series A Units at $8.00 per unit to its then principal stockholder, officers and directors. The Series A Units consist of one share of the Company’s Common Stock, $.001 par value, and five non-redeemable common stock purchase Class A Warrants. The Series A Units sold in the Private Placement are identical to the Series A Units sold in the Public Offering.

On December 19, 2006, the IPO Closing Date, the Company sold 198,000 Series A Units at $8.00 per unit and 3,300,000 Series B Units at $8.00 per unit and received proceeds of $26,394,963, net of underwriters discount of $1,119,360 and offering expenses of $469,677. Each Series A Unit consists of one share of the Company’s Common Stock, $.001 par value, and five non-redeemable common stock purchase Class A Warrants. Each Series B Unit consists of one share of the Company’s Class B Common Stock, $.001 par value, and one redeemable common stock purchase Class B Warrant. Each Class A Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00 commencing on the later of (a) one year from the Effective Date of the Public Offering, being December 13, 2007 or (b) the completion of a Business Combination with a company, and expiring seven years from the Effective Date of the Public Offering, being December 13, 2013. Each Class B Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00 commencing on the later of (a) one year from the Effective Date of the Public Offering, being December 13, 2007 or (b) the completion of a Business Combination with a company, and expiring seven years from the Effective Date of the Public Offering, being December 13, 2013 or earlier upon redemption. Our Common Stock, B Common Stock, Class A and Class B Warrants started trading separately as of March 13, 2007.

An amount of $27,192,000 is being held in a Trust Account and invested until the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The amount in the Trust Account includes $1,119,360 of contingent underwriting compensation (the “Compensation”) which will be paid to the underwriters only if a Business Combination is consummated, but which will be forfeited if a Business Combination is not consummated. Deferred underwriters fees are reflected on the Balance Sheet at $908,160, with an additional $211,200 included in Class B Common Stock, subject to possible redemption, for a total of $1,119,360 (the Compensation).

The Company sold to the Representatives of the underwriters, for $100, an option to purchase up to a total of 19,800 Series A Units at a per-unit price of $10.00 and/or up to a total of 330,000 Series B Units at a per-unit price of $10.00. The Series A Units and Series B Units that would be issued upon the exercise of this option are identical to those offered in the Public Offering and Private Placement, provided that the exercise price of the Class A Warrants and Class B Warrants underlying the Series A Units and Series B Units, respectively, will have an exercise price of $10.00 per share (200% of the exercise price of the Class A Warrants and Class B Warrants included in the units sold in the Public Offering and Private Placement). This option is exercisable at $10.00 per Series A Unit and Series B Unit on the later of the completion of a Business Combination or one year from the Closing Date, being December 19, 2007 and expiring five years from the Closing Date, being December 19, 2011. The option may not be sold, transferred, assigned, pledged or hypothecated for a period of one hundred eighty days from the effective date of the Public Offering, being June 11, 2007, except to officers and partners of the underwriters and members of the selling group and/or their officers and partners. The option has a life of five years from the Effective Date, being December 13, 2011. The sale of the option is accounted for as an equity transaction. Accordingly, there has not been any net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale.

The sale of the option has been accounted for as an equity transaction in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and therefore would be measured at its fair value on the date of the sale, being December 19, 2006, in accordance with Statements of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment, which would result in an increase in the Company’s cash position and shareholders’ equity by the $100 proceeds from the sale. Notwithstanding anything to the contrary contained in the Representatives’ Unit Purchase Option, in no event will the Company be required to net cash settle the exercise of the Representatives’ Unit Purchase Option or the Warrants underlying the Unit Purchase Option. The holder of the Representatives’ Unit Purchase Option and the Warrants underlying the Representatives’ Unit Purchase Option will not be entitled to exercise the Representatives’ Unit Purchase Option or the Warrants underlying such Unit Purchase Option unless a registration statement is effective, or an exemption from the registration requirements is available at such time and, if the holder is not able to exercise the Representatives’ Unit Purchase Option or underlying Warrants, the Representatives’ Unit Purchase Option and/or the underlying Warrants, as applicable, will expire worthless.

The Company has determined based upon a trinomial model, that the estimated fair value of the option on the date of sale, being December 19, 2006, and in accordance with Statements of Financial Accounting Standards No. 123 (revised 2004), would be $13.87486 per Series A Unit and $2.77497 per Series B Unit or an aggregate of $274,722 for the Series A Units and an aggregate of $915,740 for the Series B Units, assuming an expected life of five years, volatility of 39.13545 and a risk-free interest rate of 5.0504%. The volatility calculation of 39.13545 is based on the latest five year average volatility of 77 companies drawn from 191 companies listed on the Shanghai Stock Exchange that had been trading for at least five years and that had market capitalizations ranging from $25 million to $151 million (the “Index”). The 77 companies comprising the Index are the companies with the highest, the lowest, and the midpoint market capitalizations (where available) within 29 industry sectors. Because the Company does not have a trading history, the Company estimated the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time.

This calculation used the month end closing prices for the five year period starting December 31, 2001 and ending November 30, 2006. The Company referred to the latest five year average volatility of the Index because management believes that the average volatility of such index is a reasonable benchmark to use in estimating the expected volatility of the Company’s Common Stock after consummation of a Business Combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to this option, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, this option would become worthless.

We may use substantially all of the net proceeds from our Public Offering to complete a business combination with a target business, including identifying and evaluating prospective business combination candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to complete a business combination, the proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used to finance the operations of the target business.

We believe that the funds available to us outside of the Trust Account, and 50% of the interest earned on the Trust Account , less the payment of any federal, state and local taxes due by the Company up to a maximum of $1,200,000, which we may access, will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:

•

approximately $225,000 for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, once a potential target for a business combination is identified;

•	approximately $250,000 for due diligence of prospective target businesses;

•	approximately $175,000 in legal and accounting fees relating to our SEC reporting obligations;

•	approximately $200,000 for officer and directors liability insurance;

•	approximately $180,000 in fees relating to our office space and certain general and administrative services (up to $7,500 per month for 24 months); and

•

approximately $170,000 for travel, general working capital that will be used for miscellaneous expenses and reserves, deposits, down payments and/or funding of a “no shop” provision in connection with a prospective business transaction and for international travel with respect to negotiating and finalizing a business combination.

We do not believe we will need to raise additional funds following the Public Offering and Private Placement in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the completion of a business combination.

Competition

In identifying, evaluating and selecting target businesses, we may encounter intense competition from other entities having a business objective similar to ours. Some of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Some of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited as compared to many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of the Public Offering and Private Placement, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This limitation gives others an advantage in pursuing the acquisition of target businesses. Further:

•

our obligation to seek stockholder approval of a business combination or obtain the necessary financial statements to be included in the proxy materials to be sent to stockholders in connection with a proposed business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of Class B Common Stock held by our Class B stockholders in certain instances may reduce the resources available to us for a business combination; and

•

our outstanding warrants and the purchase option granted to the Representatives of the underwriters, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target businesses. In particular, certain industries that experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. Subsequent to a business combination, however, we may not have the resources to compete effectively, especially to the extent that the target businesses are in high-growth industries.

Off Balance Sheet Arrangements

Warrants issued in conjunction with our Private Placement and Public Offering are equity linked derivatives and accordingly represent off balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the Footnote 2 to the December 31, 2006 financial statements for more information.

On the IPO Closing Date, Wachovia Bank provided the Company with a line of credit for $250,000 to finance the Company’s general working capital needs, but which does not include any expenses associated with dissolution and liquidation or any amounts that may be due to or reserved for payment to creditors. The line of credit will mature in 24 months from the IPO Closing Date, being December 13, 2008. Interest is charged at an annual rate of LIBOR plus 2%, which at December 31, 2006 was 7.34% with interest payable monthly and the outstanding principal and interest due and payable at maturity. In accordance with the terms of the line of credit, the bank must authorize all distributions to the Company to the extent that the aggregate sum of interest distributed to the Company from the Trust Account exceeds $900,000. At December 31, 2006, the Company had $10,000 outstanding under the line of credit.

Contractual Obligations

On December 13, 2006, the Company financed $101,250 of insurance premiums due for the Directors and Officers liability insurance coverage. Interest is charged at an annual percentage rate of 9.5% with the balance due in ten equal monthly payments of $10,571 starting from January 2007. The Company does not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains forward-looking statements, including, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. In light of these risks and uncertainties, the events anticipated in the forward-looking statements may or may not occur. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

The information contained in this report identifies important factors that could adversely affect actual results and performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements. The above discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of an acquisition target. We have neither engaged in any operations nor generated any revenues other than interest income. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.

As of December 31, 2006, the net proceeds of our initial public offering was held in trust for the purposes of consummating a business combination. The proceeds held in trust have been invested in U.S. “government securities with maturities of 180 days or less .”

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and the reports and notes, which are attached hereto, beginning at page F-1, are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the fiscal year ended December 31, 2006, our company conducted an evaluation under the supervision and with the participation of our chief executive officer, chief financial officer, and our Secretary & General Counsel of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) and our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Anthony Ng	57	Chairman of the Board of Directors
Bernard J. Tanenbaum III	50	Chief Executive Officer and Director
Michael Marks	35	President and Director
Alex Chun Yao	41	Executive Vice President and Director
David A. Rapaport	64	Secretary, General Counsel and Director
Allan Shu Cheuk Lam	50	Executive Vice President and Director
Erick Yan Qi Chai	49	Senior Vice President
Harold Zhi Ping Ding	53	Senior Vice President
Fred A. Brasch	49	Chief Financial Officer and Treasurer

Our directors are elected for a term of three years and are divided into three classes, I, II and III. At each annual meeting one class of directors is elected for a three year term. The initial class I, II and III directors have been elected for a three year, two year and one year term respectively.

Anthony Ng is chairman of the board of directors, and a class II director. Mr. Ng is a founder of Cathay Forest Products Inc. (TSX Venture Exchange – CFZ.V) a Chinese forest plantation company which was formed in 2004 to acquire and operate timber producing land, plant specialized fast-growing trees, and to harvest and sell timber though strategic joint ventures. He is currently serving as its chief executive officer. Since 2000, Mr. Ng has represented investor groups from Hong Kong regarding investing in Chinese projects. Mr. Ng serves as a director of privately held VSat Systems, the largest non-state owned satellite company in China. Customers include, inter alia, the Shanghai Welfare Lottery and Equant. He also serves as director of VTech Systems, a solution provider to companies in the Chinese telecommunications industry. From 1999 to 2003, Mr. Ng served as the chief executive officer of Chinaonline International, a global intelligence and information provider. Customers include, inter alia, Volkswagen, Accenture, and Cable & Wireless. In 1987, Mr. Ng emigrated from Hong Kong to Canada and served as an advisor to various trust funds in Hong Kong. From 1987 to 1999, Mr. Ng served as a director of Zeuspac Capital Bancorp a privately held merchant banking firm operating in Toronto and Hong Kong. From 1985 to 1987, Mr. Ng served as president of Sun Siu Kong Group (Hong Kong, China) which in 1985 formed a joint venture with Pabst Blue Ribbon Beer to brew and market Pabst in China. Also during this period Mr. Ng served as a director of Connolly, Hubbard and Wu (Hong Kong, China), an investment consulting firm which provided advice to high net worth persons in the United Kingdom on investing in China. Also by 1985 Mr. Ng had established and was managing one of the top ten stock brokerages in Hong Kong, Kam Sang Securities. Between 1973 and 1977, Mr. Ng taught China Studies at the

Chinese University of Hong Kong. In 1972 Mr. Ng obtained a Bachelor degree in Political Science focusing on China studies at Hong Kong University. Mr. Ng is a Canadian citizen residing in Shanghai and is fluent in Mandarin, Cantonese, and English.

Bernard J. Tanenbaum III is chief executive officer and a class I director. Since December 2003, Mr. Tanenbaum has served as the chief financial officer of Oriental Development Management Ltd. and its wholly-owned subsidiary, Shanghai Treasure Bay Oriental Development, Inc. The primary business of these companies is commercial real estate development in China, including a proposed 42-story office tower in the Pudong District of Shanghai. Mr. Tanenbaum’s commercial interest in China began in 1979 when he relocated to Hong Kong to join his family’s retail and importing companies. In 1997, Mr. Tanenbaum founded Primus Capital LLC, an Atlanta, Georgia-based structured finance and investment company, and is currently serving as the president. From 1982 to 1995, Mr. Tanenbaum was a managing director for subsidiaries of the New York investment bank Furman Selz and for Florida-based Raymond James Financial. During his tenure in the equity capital markets division of Raymond James & Associates, Mr. Tanenbaum specialized in equity private placements, debt finance, including securitization and structured finance, and investment and asset management. Mr. Tanenbaum served as a senior vice president and co-head of the real estate investment banking division at Raymond James. In 1987, he created and served as president of a new institutional investment management subsidiary of Raymond James Financial. Mr. Tanenbaum has served several community organizations and currently is chairman of the Goldring/Woldenberg Institute of Southern Jewish Life (www.isjl.org). In 1982 he completed a Masters in Business Administration from the Harvard Business School; and in 1978 he graduated magna cum laude with a Bachelor of Arts from Tulane University, where he was elected to Phi Beta Kappa.

Michael Marks is our president and a class II director. In January 2003, Mr. Marks founded the China practice of Sonnenblick Goldman, a New York headquartered real estate investment bank established in 1893, and currently serves as China managing director and regional principal of the firm. Sonnenblick Goldman provides a full range of real estate financial services including debt and equity placements, joint ventures, investment sales and real estate advisory services. During his seven-year tenure in China, Mr. Marks has served in an advisory role, either as a consultant or investment banker, in over $1.5 billion of transactions, and has worked closely with both international and Chinese institutions. These include, inter alia, The Carlyle Group, Starwood Capital, Lehman Brothers, Goldman Sachs, Dubai Investment Group, Beijing International Trust and Investment Corporation, China Jin Mao Group Company Limited, and Shanghai Investment Group. In September 2002, Mr. Marks founded the Shanghai office of Horwath Asia Pacific, a hotel and tourism advisory firm affiliated with Horwath International, a global accounting and advisory firm. He serves as its director and Shanghai representative. From January 1998 to June 1999, Mr Marks served as a manager of Horwath Asia Pacific in Sydney, Australia. In March 2001, Mr. Marks founded B2Globe, a start-up business in the Asia-Pacific region focusing on outsourcing of systems design, payment processing, risk management, customer service, and marketing from international Internet businesses penetrating the Chinese-language markets in Asia. From March 2001 to August 2002, when B2Globe was sold, Mr. Marks served as its chief executive officer. In June 1999, Mr. Marks joined Metro Education in China and co-founded Metro Corporate Training in Shanghai, China as a joint venture partnership with a Chinese education and training institute, offering corporate training and management development solutions to executives of Chinese and international companies, professionals and students, and served as the group and company’s chief executive officer until February 2001. From June 1999 to November 2004, when a controlling interest in Metro Education was sold, Mr. Marks also served as a director of Metro Education. From January 1995 to January 1998, Mr. Marks worked in the audit, corporate finance and advisory divisions in the Johannesburg, South Africa office of Price Waterhouse. Mr. Marks graduated with a Bachelor of Commerce (Honors) and Masters of Commerce from the University of the Witwatersrand in Johannesburg, South Africa in 1994 and 1997 respectively. In 1998 Mr Marks graduated with a Bachelor of Arts (Psychology) degree from the University of South Africa. In 1997 Mr. Marks qualified as a Chartered Accountant in South Africa, and in 1999 as a Fellow of the Association of International Accountants in the United Kingdom. Since June 1999 Mr. Marks has lived in Shanghai, China. He speaks fluent Mandarin, French and English.

Alex Chun Yao is an executive vice-president and a class III director. In 2000, Mr. Yao founded MTP Marketing and Technologies Partnership, a firm involved primarily in consulting in business development, merger and acquisition and business restructuring in China. Mr. Yao has been the managing director of MTP since its inception. Mr. Yao specializes in advising international clients, and also large Chinese corporations seeking to merge with international partners or to restructure for international listings. MTP clients have included, inter alia, Schott, T- Systems of Deutsche Telekom, Siemens AG, Sinopharma Group, and STADA Arzneimittel. From 1994 to 2000, Mr. Yao served in various managerial and consultant capacities at Schott Glas in Mainz, Germany, a member of the Carl Zeiss Foundation group of companies. During this period Mr. Yao served as China manager, strategic consultant for new business development and mergers and acquisitions, and general manager for Greater China. His duties included several merger and acquisition transactions for Schott Glas. From 1992 to 1993, Mr. Yao was a founding member, a board member and general manager of Chaofeng (Hangzhou) Garments Co., Ltd., a joint venture with Toyoshima Ltd., one of the leading textile trading houses in Japan. Between 1990 and 1992, Mr. Yao served as the marketing manager of Maxim de Paris (China) Garment Co., Ltd., Beijing. From 1989 to 1990 Mr. Yao worked for the Chinese Ministry of Civil Affairs. In 1989, Mr. Yao graduated with a Masters degree in Law from Nankai University in Tianjin, China, where he was a protégé of Professor Fei Xiaotong, a well known sociologist who became the vice president of the Chinese National Parliament in the early 1990’s. Mr. Yao was born in China and is now a German national residing in Shanghai, China. His business operations are based primarily in Shanghai. Mr. Yao is fluent in Mandarin, German and English.

David A. Rapaport is secretary, general counsel, and a class I director. For the last 30 years Mr. Rapaport has specialized in capital formation for small to mid-size companies and has held various senior management positions (including chief executive officer) of several public companies, as described below. Since February 1997 Mr. Rapaport has served as executive vice president and general counsel of our principal stockholder, High Capital Funding, LLC, a private investment fund. During his tenure with High Capital Funding, Mr. Rapaport has participated in negotiating and documenting several Chinese investments including, inter alia, the Chinamerica Fund, Shanghai Shining Biotechnology Co., and China Evergreen Environmental Corp. (CEEC). High Capital Funding is also a founding member of the Georgia-China Alliance, a professional association formed in 2004 to promote commerce between companies in Georgia and China. From January 1996 to January 1997, Mr. Rapaport served as a consultant and general counsel to Myriad International, Inc., a development stage company involved in developing affordable housing in Peru. Mr. Rapaport served as executive vice president, general counsel and secretary of Conversion Industries, Inc., a publicly held merchant banking firm from August 1990 to December 1995. From 1975 to August 1990, Mr. Rapaport was an executive officer of National Patent Development Corporation, a diversified company with interests in growth technologies, technical training and engineering support, medical and health care, and consumer products distribution. During his tenure at National Patent Mr. Rapaport also served as an officer and director of several of its publicly held subsidiaries, including, inter alia, General Physics Corporation (GPX), Duratek Corporation (DRTK), and International Hydron Corporation. Mr. Rapaport is a graduate of the St. John’s University School of Law (1966) and practiced corporate law in New York City from 1969 to 1975.

Allan Shu Cheuk Lam is an executive vice president and a class III director. Mr. Lam has over 24 years’ experience in the fields of banking, investment advisory, corporate finance and accounting. Since 2005, Mr. Lam has been the director of Zeuspac Capital Ltd., in Shanghai, a company he formed to provide financial advisory and restructuring services to Chinese companies. Since November 2004, Mr. Lam has been a non-executive director, audit committee member, and advisor to Teem Foundation Group Ltd., a public company listed on the Hong Kong Stock Exchange (#628) which installs fire-rated timber doors, and trades timber and logs in Africa and Asia. From January 2003 to August 2005, Mr. Lam served as executive director for Teem Foundation Capital Company Ltd., a private company which provides corporate advisory services to companies in Greater China. Clients included Hong Kong listed companies Tien Yuan Aluminium (#8253), and Ming Yuan Co. (#233), Toronto venture exchange listed company Cathay Forest Products Inc. (CFZ.V) and Pacific Vegas Global Strategies (PVEG.PK). From 1997 to 2002, Mr. Lam served as executive director of Zeuspac Capital Bancorp a privately held merchant banking firm. Mr. Lam was responsible for advisory services, corporate restructuring, arranging finance and evaluating Chinese acquisition targets for international clients. From 1994 to 1996, Mr. Lam was the director responsible for North American Marketing for Asia Quote Data Inc. From 1987 to 1994, Mr. Lam was employed by Royal Trustco of Canada, a wholly owned subsidiary of Royal Bank of Canada, with responsibility for financial analysis, loan syndication, and project evaluation. From 1980 to 1987, Mr. Lam served in various senior positions with GEAC Computer and ASAP Computer Ltd., both international IT companies headquartered in Toronto, Canada. Mr. Lam graduated with degrees in economics and administrative services from York University of Canada in 1980 and 1983, respectively, majoring in economics, finance and administration. Mr. Lam is a Canadian citizen residing in Shanghai and is fluent in Mandarin, Cantonese and English.

Erick Yan Qi Chai is a senior vice president. Since 2000, Mr. Chai has served as the managing director of Yinlian Investment Co., Ltd., an investment and advisory company located in Beijing, China. Clients include, inter alia, Siemens and Hughes. Mr. Chai is also a partner in, and officer of, MTP Partnership, together with Messrs. Yao and Ding. MTP is a firm involved primarily in consulting in business development, merger and acquisition and business restructuring in China. Clients include, inter alia, Siemens, T-Systems of Deutsche Telekom, and Okay Airways (the first privately-owned airline in China) From 2000 to 2002, Mr. Chai served as president of Huaxunheda Datacom Co., Ltd., a security alarming and monitoring systems company in China that is the result of a model program of the China Development and Reform Commission, the China Ministry of Information Industry, the China Ministry of Treasury, and the China Ministry of Public Security. In 1994, Mr. Chai founded Tracon Laboratory in Canada, a bio-engineering research and development company that specializes in products for the Chinese market for the diagnosis of transmitted diseases. In 1997, Mr. Chai co-founded Interhealth (China) and obtained a license for Beijing Toronto International Hospital, which was the first license issued by the Chinese central government for a hospital meeting international standards. This hospital was a joint venture between Beijing Comprehensive Investment Company, owned by the Beijing Municipality, and Interhealth (China). Mr. Chai served as executive vice president of this venture for two years.

In 2001 Beijing Toronto International Hospital was sold to Nanjing University Industry Park Co., Ltd. From 1991 through 1994, Mr. Chai lived in Canada and founded STC International Trading Co., which he sold in 1994. From 1983 to 1989, Mr. Chai served in various capacities, including as a business development assistant, manager and China chief representative for Carvax Corporation of Louis Dreyfus, which represented over 15 international companies in China, including companies such as Gerber, EDO Corporation, TUFTCO, Sumitomo, and Jimlar Corporation. Mr. Chai is vice chairman of Foreign Enterprise Service Company (FESCO) Overseas Association. FESCO has approximately 80,000 employees, and is the state-run firm providing comprehensive services to foreign enterprises establishing operations in China. In 1989, Mr. Chai completed an English training program at the University of British Columbia. Mr. Chai graduated from the Beijing University of Foreign Trade and Economics in 1983, majoring in international trade. Mr. Chai was born in China and is a Canadian citizen residing in Beijing. He is fluent in Mandarin and English.

Harold Zhi Ping Ding is a senior vice president. Mr. Ding is also a partner in, and officer of, MTP Partnership, together with Messrs. Yao and Chai. MTP is a firm involved primarily in consulting in business development, merger and acquisition and business restructuring in China. At MTP he is responsible for government relations. Mr. Ding is also the majority owner and chairman of Super Rich Holdings Ltd., a BVI based holding company controlling Hangzhou Chaofeng Textiles Co., Ltd. (founded in 2000) and Hangzhou Chaofeng Garments Co., Ltd (founded in 1992) in Hangzhou, China. Both of these companies are manufacturers of garments which are exported and marketed to Japanese boutiques. Prior to 1992, Mr. Ding was the founder and chairman of Zhongchao Ltd., a trading and project consulting firm. From 1980 to 1989, Mr. Ding worked for Toyoshima Co., Ltd’s Beijing representative office; and from 1983 till 1989 served as the Beijing office’s Chief Representative. From 1976 to 1980, after completing service in the Chinese army, Mr. Ding served in various positions for the Chinese Youth League, Tangshan Municipality and Tangshan Steel Company. Mr. Ding majored in language studies in Japanese at Beijing Foreign Language University from 1977 to 1979, and received a degree in international trade from the University of International Business and Economics in 1987. Mr. Ding was born in China and is now a Belize national residing in China. His business operations are based primarily in Hangzhou, China. Mr. Ding is fluent in Mandarin, Japanese and has a working knowledge of English.

Fred A. Brasch is chief financial officer and treasurer. Mr. Brasch has over 25 years of executive management, finance, accounting, auditing, tax, information technology and human resources experience in a number of different industries. Mr. Brasch has served as the chief financial officer of High Capital Funding, LLC, our principal stockholder, since January 2000. From February 1999 to December 1999 Mr. Brasch served as the temporary CFO of Clyde Bergemann, Inc., in Atlanta, Georgia. This company is a manufacturer of soot blowers used in the utility and wood pulp industries worldwide for cleaning major boiler systems. From July 1996 to January 1999, Mr. Brasch served as a sales and marketing consultant to ACI Financial Inc., an equipment leasing company in Atlanta, Georgia. In November 1989, Mr. Brasch joined AIOC, which was then a small commodities trading company in New York, as chief financial officer. In 1992 Mr. Brasch was appointed AIOC’s chief operating officer, and together with its two major shareholders helped build AIOC into a global metals trader (listed #36 on Forbes list of the 500 Largest Private Companies in the US) by 1995. During this time, Mr. Brasch aided the owners in starting a securities broker-dealer in Russia as well as three banks, one each in Ukraine, Kazakhstan and Uzbekistan. From September 1986 to November 1989 Mr. Brasch worked as an auditor for Deloitte & Touche in New York specializing in audits in the banking and broker dealer industries. From March 1980 to May 1986 Mr. Brasch worked for Ernst & Young in South Africa and Sommer Ranching in Zimbabwe in various consulting and auditing capacities. Mr. Brasch is a CPA and a member of the Georgia Society of Certified Public Accountants and The American Institute of Certified Public Accountants. He is also actively involved in various community organizations in Atlanta, Georgia.

Audit Committee

We do not have an audit committee of our Board of Directors nor do we have an audit committee financial expert, because we do not believe the nature of our business is such that an audit committee or audit committee financial expert would be necessary. Furthermore, our equity securities are not listed on an exchange or automated quotation system that requires its listed companies to appoint an audit committee. We intend to form an audit committee at or prior to such time as we enter into a business combination.

Code of Ethics

We have not adopted a Code of Ethics that applies to our principal executive officer or principal financial officer, or persons performing similar functions, primarily because we do not and will not have any operations until such time as we enter into a business combination. We intend to adopt a Code of Ethics at or prior to such time as we enter into a business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and any person who owns more than 10% of our outstanding shares of Common Stock are required by Section 16(a) of the Securities Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and to furnish us with copies of those reports. Based solely on our review of copies of reports we have received and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers and greater than 10% shareholders for 2006 were complied with.

ITEM 11.	EXECUTIVE COMPENSATION.

We do not pay any of our officers and/or directors any form of compensation, and we do not have any stock grant, stock option, profit sharing, pension or any other type of employee benefit plans. We do not have any employees.

Since we do not currently have an operating business, and since our officers do not receive any compensation for their service to us, and since we have no other employees, we do not have any compensation policies, procedures, objectives or programs in place. We will adopt appropriate compensation policies, procedures, objectives or programs after a merger with a target business is consummated and our management team has had the opportunity to fully understand the operations of the business.

We have an agreement to pay several of our officers and directors and/or their affiliated companies of aggregate fees of $7,500 per month for general and administrative services including office space, utilities, and secretarial support in China and Atlanta, GA. The administrative fee of $7,500 per month is allocated among Primus Capital LLC an affiliate of Mr. Tanenbaum, our CEO; Mr. Marks, our President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director.

Compensation Committee Report

We do not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee. The Board of Directors has reviewed and discussed the discussion and analysis of our compensation which appears above with management, and, based on such review and discussion, the Board of Directors determined that the above disclosure be included in this Annual Report on Form 10-K.

The members of the Board of Directors are:

Anthony Ng

Bernard J. Tanenbaum III

Michael Marks

Alex Chun Yao

David A. Rapaport

Allan Shu Cheuk Lam

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 19, 2007 (a) by each person known by us to own beneficially 5% or more of any class of our Common Stock, (b) by each of our Named Executive Officers and our directors and (c) by all executive officers and directors of this company as a group. As of March 19, 2007, there were 4,485,955 shares of our Common Stock issued and outstanding (including 1,065,650 shares of our Common Stock and 3,420,305 shares of our Class B Common Stock). Unless otherwise noted, (i) the address of each of the persons shown is 333 Sandy Springs Circle, Atlanta, GA 30328 and (ii) we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

	Common Stock		Class A Units		Class B Units		TOTAL
Name and Address of Beneficial Owner(1)	Number	Percent	Number	Percent	Number	Percent	Number	Percent
Bernard J. Tanenbaum III	121,875	16.25%	10,174	3.22%		0.00%	132,049	2.94%
Michael Marks(2)	121,875	16.25%	10,174	3.22%		0.00%	132,049	2.94%
Allan Shu Cheuk Lam(3)	75,000	10.00%	6,261	1.98%		0.00%	81,261	1.81%
Anthony Ng	37,500	5.00%	3,130	0.99%		0.00%	40,630	0.91%
Alex Chun Yao(4)	75,000	10.00%	6,261	1.98%		0.00%	81,261	1.81%
Erick Yan Qi Chai(4)	75,000	10.00%	6,261	1.98%		0.00%	81,261	1.81%
Harold Zhi Ping Ding(4)	75,000	10.00%	6,261	1.98%		0.00%	81,261	1.81%
David A. Rapaport(5)	18,750	2.50%	2,015	0.64%	2,500	0.07%	23,265	0.52%
Fred A. Brasch(5)	9,375	1.25%	2,033	0.65%	1,000	0.03%	12,408	0.28%
All directors and executive officers as a group (9 persons)	459,375	61.25%	40,048	12.68%	3,500	0.10%	502,923	11.21%
Farallon Capital Partners, L.P. (6)					235,000	6.87%	235,000	5.24%
High Capital Funding LLC(7)(8)	290,625	38.75%	51,652	16.36%		0.00%	342,277	7.63%
Millenco, L.L.C. (9)					220,000	6.43%	220,000	4.90%
SC Fundamental Value Fund, L.P.(10)					275,000	8.04%	275,000	6.13%
Weiss Asset Management (11) (12)					358,000	10.47%	358,000	7.98%

(1)	Unless otherwise indicated, the business address of Messrs. Tanenbaum, Rapaport, and Brasch is 333 Sandy Springs Circle, Suite 223, Atlanta, GA 30328. The business address of Messrs. Marks, Lam, Ng, Yao, Chai, and Ding is Suite 35226, 35th Floor, 1168 Nanjing Road West, Shanghai 200041, People’s Republic of China.

(2)	These securities are held in the name of Gedeon International Limited. Mr. Marks has voting and dispositive control over these securities.

(3)	50% of these securities are held in the name of Supreme Ocean Development Limited. Mr. Lam has voting and dispositive control over these securities.

(4)	These securities are held in the name of MTP Holdings Ltd. and represent the aggregate amount held by Messrs. Yao, Chai, and Ding. Mr. Yao is a director and executive officer of the company and Messrs. Chai and Ding are executive officers.

(5)	Does not include securities held by High Capital Funding, LLC, of which Messrs. Rapaport and Brasch are affiliates.

(6)	Reflects the beneficial ownership of the reported entities and their affiliates as reported in the Schedule 13G filed December 21, 2006.

(7)	Messrs. Brasch and Rapaport share the voting power of High Capital Funding, LLC with Mr. Frank E. Hart. The business address of High Capital Funding, LLC is 333 Sandy Springs Circle, Suite 230, Atlanta, GA 30328.

(8)	Messrs. Rapaport and Brasch are affiliates of High Capital Funding, LLC.

(9)	Reflects the beneficial ownership of the reported entities and their affiliates as reported in the Schedule 13G filed December 21, 2006.

(10)	Pursuant to a Schedule 13G filed on February 14, 2007 with the SEC, SC Fundamental LLC and affiliates reported voting and dispositive power over 275,000 shares. The Schedule 13G indicates that: (i) SC Fundamental Value Fund, L.P. has sole voting and dispositive power with respect to 170,500 shares; (ii) SC Fundamental LLC has shared voting and dispositive power with respect to 170,500 shares; (iii) SC Fundamental Value BVI, Ltd. has sole voting and dispositive power with respect to 104,500 shares; (iv) SC-BVI Partners has shared voting and dispositive power with respect to 104,500 shares; (v) PMC-BVI, Inc. has shared voting and dispositive power with respect to 104,500 shares; (vi) SC Fundamental BVI, Inc. has shared voting and dispositive power with respect to 104,500 shares; and vii) Peter M. Collery, Neil H. Koffler, and John T. Bird have shared voting and dispositive power with respect to 275,000 shares.

(11)	Reflects the beneficial ownership of the reported entities and their affiliates as reported on Forms 3 and 4 filed on March 19, 2007 and March 20, 2007 respectively, and in the Schedule 13G filed on March 26, 2007, with the SEC.

(12)	Class B Common Stock only

Our officers, directors and sponsors collectively, beneficially own 18.84% of our aggregate issued and outstanding shares of Common Stock and Class B Common Stock, which votes as one class other than in connection with a proposed business combination for which only the Class B Common Stock votes. Because of this ownership block, these stockholders will be able to effectively exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination.

The 750,000 shares of our Common Stock purchased by our management and sponsors in a private placement prior to our IPO at $0.03 per share has been placed in escrow with Continental Stock Transfer and Trust Company, as escrow agent, until the earliest of:

•	December 13, 2009;

•	our liquidation; or

•

the completion of a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

The 90,450 shares of Common Stock and the 452,250 Class A Warrants underlying the Series A Units purchased by our management and sponsors at $8.00 per unit in a private placement prior to our Initial Public Offering has also been place in escrow with Continental Stock Transfer and Trust Company until the earliest of:

•	the completion of a business combination; or

•	our liquidation

During the escrow period, the holders of these shares will not be able to sell or transfer their securities, except that holders may transfer their shares to their beneficial owners or make transfers to their spouses and children, trusts or family partnerships established for their benefit, or to a transferee that does not affect beneficial ownership, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of Common Stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of Common Stock, such dividends will also be placed in escrow. If we are unable to complete a business combination and liquidate, it is probable that none of our officers, directors or sponsors will receive any portion of the liquidation proceeds with respect to Common Stock owned by them prior to our IPO.

We consider any of High Capital Funding, LLC, MTP Holdings Ltd. and Messrs. Tanenbaum, Marks, Lam, Yao, Chai, Ding, Ng, Rapaport and Brasch to be our “parent” and “promoter,” as these terms are defined under the federal securities laws.

We have no equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions Between Us and Our Affiliates

Prior to the date of our IPO, we issued 750,000 shares of our Common Stock at a purchase price of $.03 per share and 90,450 Series A Units (consisting of one share of Common Stock and five non-redeemable Class A Warrants) at a purchase price of $8.00 per unit to the individuals and entities set forth below.

Name	Number of Shares of Common Stock	Number of Series A Units	Relationship to Us
High Capital Funding LLC	290,625	51,652	Messrs. Rapaport and Brasch are affiliates of High Capital Funding, LLC.
Bernard J. Tanenbaum III	121,875	10,174	Chief Executive Officer and Director
Michael Marks(1)	121,875	10,174	President and Director
MTP Holdings Ltd.(2)	75,000	6,261	Executive Officers and Director(1)
Allan Shu Cheuk Lam(3)	75,000	6,261	Executive Vice President and Director
Anthony Ng	37,500	3,130	Chairman of the Board of Directors
David A. Rapaport	18,750	2,015	Secretary, General Counsel and Director
Fred A. Brasch	9,375	783	Chief Financial Officer

(1)	These securities are held in the name of Gedeon International Limited. Mr. Marks has voting and dispositive control over these securities.

(2)	These securities are held in the name of MTP Holdings Ltd. and represent the aggregate amount beneficially owned by Messrs. Yao, Chai, and Ding. Mr. Yao is a director and executive officer of the company and Messrs. Chai and Ding are executive officers.

(3)	These securities are held 50% in the name of Supreme Ocean Development Limited, of which Mr. Lam has voting and dispositive control, and 50% by Mr. Lam directly.

The holders of the majority of these shares will be entitled to make up to two demands that we register these shares for resale pursuant to an agreement signed prior to our IPO. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of Common Stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of Common Stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

The payment to several of our officers and directors and/or their affiliated companies of aggregate fees of $7,500 per month for general and administrative services including office space, utilities, and secretarial support in China and Atlanta, GA. The administrative fee of $7,500 per month is allocated among Primus Capital LLC an affiliate of Mr. Tanenbaum, our CEO; Mr. Marks, our President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the $7,500 per month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our officers, directors or sponsors who owned our Common Stock prior to our IPO, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction. Except as set forth above, our board does not have any policies or procedures that it follows in connection to transactions it undertakes with related parties. The determination of any policies or procedures will be made after we consummate a business combination.

Director Independence

None of our directors qualifies as independent.

Board of Directors Meetings

Our Board of Directors oversees our business affairs. Members of the Board of Directors discussed various business matters informally on numerous occasions and acted by written consent throughout the year 2006, but did not hold any formal meetings during 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

As stated in Item 8 above, Weiser, LLP. audited the financial statements of our company for the period from January 17, 2006 (inception) to February 28, 2006, from January 17, 2006 (inception) to June 30, 3006, January 17, 2006 (inception) to September 30, 2006, and January 17, 2006 (inception) to December 31, 2006.

Audit Fees: The aggregate fees billed by Weiser LLP during the fiscal year ended December 31, 2006 for professional services for the audit of the financial statements of Middle Kingdom was $35,000.

Audit-Related Fees: Weiser LLP did not provide or bill for, and was not paid for, any audit-related fees for the fiscal year ended December 31, 2006.

Tax Fees: Weiser did not provide or bill for, and was not paid for, any tax compliance, tax advice, or tax planning services for the fiscal year ended December 31, 2006.

All Other Fees: Weiser LLP did not provide or bill for, and was not paid for, any other services in the fiscal year ended December 31, 2006.

The Company’s Board of Directors annually reviews and approves the engagement of the Company’s auditors and approves the fee arrangements with regard to audit services and review of financial statements included in the Company’s Forms 10-QSB. All of such fees were approved for 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index attached to this Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLE KINGDOM ALLIANCE CORP.

Date: March 30, 2007	By:	/s/ Bernard J. Tanenbaum III
Bernard J. Tanenbaum III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bernard J. Tanenbaum III Bernard J. Tanenbaum III	Chief Executive Officer (principal executive officer) and Director	March 30, 2007

/s/ Fred A. Brasch Fred A. Brasch	Chief Financial Officer (principal financial and accounting officer)	March 30, 2007

/s/ Anthony Ng Anthony Ng	Chairman of the Board of Directors	March 30, 2007

/s/ Michael Marks Michael Marks	President and Director	March 30, 2007

/s/ Alex Chun Yao Alex Chun Yao	Executive Vice President and Director	March 30, 2007

/s/ Allan Shu Chuk Lam Allan Shu Chuk Lam	Executive Vice President and Director	March 30, 2007

/s/ David A. Rapaport David A. Rapaport	Secretary, General Counsel and Director	March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Middle Kingdom Alliance Corp.

We have audited the accompanying balance sheet of Middle Kingdom Alliance Corp. (a development stage company) (the “Company”) as of December 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the period from January 17, 2006 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middle Kingdom Alliance Corp. as of December 31, 2006 and the results of its operations and its cash flows for the period from January 17, 2006 (date of inception) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

WEISER LLP

New York, New York

March 30, 2007

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

BALANCE SHEET

December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$2,828
Investments held in trust account - at fair value	27,229,971
Prepaid insurance	132,197

Total current assets	$27,364,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$302,520
Bank line of credit	10,000
Due to underwriters	908,160

Total current liabilities	1,220,680

Commitments:
Class B common stock, $.001 par value, 659,999 shares subject to possible redemption	5,442,250

Stockholders’ Equity:
Preferred stock - $.001 par value; Authorized 1,000,000 shares; none issued	$—
Common stock - $.001 par value; Authorized 15,000,000 shares; issued and outstanding 1,038,450	1,038
Class B common stock - $.001 par value; Authorized 5,000,000 shares; issued and outstanding 3,300,000(includes 659,999 shares subject to possible redemption)	3,300
Additional paid-in capital	20,790,274
Deficit accumulated during development stage	(92,546)

Total stockholders’ equity	20,702,066

Total liabilities and stockholders’ equity	$27,364,996

The accompanying notes and report of independent registered public accounting firm should be read in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENT OF OPERATIONS

For the Period from January 17, 2006

(Date of Inception) to December 31, 2006

Operating expenses:
General, administrative and legal	($137,226)

Loss from operations	(137,226)
Interest income	44,680

Loss before provision for income taxes	(92,546)
Provision for income taxes	—

Net loss	($92,546)

Weighted average number of shares outstanding	886,320

Net loss per share - basic and diluted	($0.10)

The accompanying notes and report of independent registered public accounting firm should be read in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from January 17, 2006

(Date of Inception) to December 31, 2006

	Common Stock		B Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
January 17, 2006		$—		$—	$—	$—	$—
Issuances of common stock for cash to founders at $.03 per share (from February 15, 2006 to September 30, 2006)	750,000	750			21,750		22,500

Issuances of Series A units for cash to founders at $8.00 per unit (from February 15, 2006 to September 30, 2006)	90,450	90			723,510		723,600

Sale of Series A units, net of underwriters discount and offering expenses on December 19, 2006	198,000	198			1,532,397		1,532,595

Sale of Series B units, net of underwriters discount and offering expenses on December 19, 2006 (includes shares subject to possible redemption)			3,300,000	3,300	23,950,909		23,954,209

Proceeds from the issuance of an underwriter’s option					100		100

Reclassification of amounts subject to possible redemption of 659,999 B common shares					(5,438,392)		(5,438,392)

Net loss						(92,546)	(92,546)

Balance - December 31, 2006	1,038,450	$1,038	3,300,000	$3,300	$20,790,274	$(92,546)	$20,702,066

The accompanying notes and report of independent registered public accounting firm should be read in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENT OF CASH FLOWS

For the Period from January 17, 2006

(Date of Inception) to December 31, 2006

Cash flows from operating activities:
Net loss	$(92,546)
Adjustments to reconcile net loss to net cash (used in ) provided by operating activities:
Increase in value of trust account	(38,580)
Deferred interest income included in shares subject to redemption	3,858
Changes in operating assets and liabilities:
Prepaid insurance	(132,197)
Accounts payable and accrued liabilities	166,172

Net cash (used in) operating activities	(93,293)

Cash flows from investing activities:
Purchase of investment in trust account	(27,191,391)

Net cash (used in) investing activities	(27,191,391)

Cash flows from financing activities:
Proceeds from common stock to founders	22,500
Proceeds from private placement to founders	723,600
Proceeds from public offering, net of underwriters discount and offering costs	26,531,312
Proceeds from issuance of option	100
Proceeds from the bank line of credit	10,000

Net cash provided by financing activities	27,287,512

Net increase in and cash and cash equivalents, as of and for the period then ended	$2,828

Supplemental disclosure of non-cash financing activities:
Accrual of offering costs	$136,348

Accrual of deferred underwriting fees	$908,160

The accompanying notes and report of independent registered public accounting firm should be read in conjunction with the financial statements.

MIDDLE KINGDON ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and proposed business operations and summary of significant accounting policies

Organization and Operations

Middle Kingdom Alliance Corp. (a development stage company) (the “Company”) was incorporated in Delaware on January 17, 2006. The Company was formed to complete a merger, capital stock exchange, asset purchase or other similar business combination (“Business Combination”) with a company in an unspecified industry with principal or substantial operations in the People’s Republic of China (“China”). Such company would be small enough to allow the Company to acquire a material minority investment and large enough to have the organizational and financial infrastructure to operate as a public company. The Company has neither engaged in any operations nor generated any operating revenue to date. At December 31, 2006, the Company had not yet commenced any operations. All activity through December 31, 2006 relates to the Company’s formation, private placement and public offering. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on December 13, 2006. The Company completed a private placement (the “Private Placement”) in February 2006 and received net proceeds of $723,600. The Company consummated the Public Offering on December 19, 2006 and received proceeds of $26,394,963, net of underwriters discount of $1,119,360 and offering expenses of $469,677. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (collectively the “Offerings”) (as described in Note 2), although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a Business Combination with a company with principal or substantial operations in China.

The amount of $27,192,000 is being held in a trust account (“Trust Account”) and invested until the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The amount in the Trust Account includes $1,119,360 of contingent underwriting compensation (the “Compensation”) which will be paid to the underwriters only if a Business Combination is consummated, but which will be forfeited if a Business Combination is not consummated. Deferred underwriters fees are reflected on the Balance Sheet at $908,160, with an additional $211,200 included in Class B common stock, subject to possible redemption, for a total of $1,119,360 (Compensation). The Company, after signing a definitive agreement for the consummation of a Business Combination with a company will submit such transactions for Class B stockholder approval. The Company will proceed with a Business Combination only if the holders of a majority of the Class B shares cast at the meeting to approve the Business Combination vote in favor of the Business Combination and Class B stockholders owning less than 20% of the outstanding Class B shares vote against the Business Combination and exercise their conversion rights to have their shares redeemed for cash. In connection with the vote required for any Business Combination, all our officers, directors and sponsor have agreed to vote any Class B shares owned by them in accordance with the majority of the Class B shares voted by the public Class B stockholders.

With respect to a Business Combination which is approved and consummated, any Class B common stockholders who voted against the Business Combination may demand that the Company redeem their shares for cash. The conversion price will equal $8.24 per share of Class B common stock, plus a pro-rata share of the interest earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest (prior to the payment of any federal, state and local taxes due by the Company). Accordingly, 19.99 % of the Class B common stockholders may seek conversion of their shares in the event of a Business Combination, which amount has been classified as Class B common stock subject to possible redemption in the accompanying December 31, 2006 Balance Sheet. For each Class B common share included in the 19.99% of the Class B common stockholders who may seek conversion of their shares into cash should a Business Combination be approved, is an amount of $0.32 per Class B common share of the Compensation ($211,200) that will be forfeited by the underwriters. After consummation of the Business Combination, all of these voting safeguards will no longer be applicable.

MIDDLE KINGDON ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

The $27,192,000 held in the Trust Account has been invested in a United States government security. One half of the interest earned in the Trust Account (prior to the payment of any federal, state and local taxes due by the company) up to a maximum of $1,200,000 will be available to the Company to fund legal, accounting and due diligence on prospective acquisitions and continuing general and administrative expenses. The Company believes that the available funds are sufficient to meet these expenditures during 2007. Subsequent to December 19, 2006, the Company commenced its efforts to locate a company with which to consummate a Business Combination.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not complete a Business Combination within 18 months after consummation of the Public Offering (or within 24 months from the consummation of the Public Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of the Public Offering and the Business Combination has not been completed within such 18 month period). Our officers, directors and sponsor will not participate in any liquidation distribution occurring upon our failure to consummate a Business Combination with respect to the common stock acquired by them prior to the Public Offering and with respect to the Class A Units included in the Private Placement. Accordingly, in the event we liquidate, our Class B common stockholders will receive $8.24 per unit plus interest (net of taxes payable and that portion of the earned interest previously released to the Company).

Summary of Significant Accounting Policies

Cash and cash equivalents:

The Company has defined cash and cash equivalents as highly liquid investments with original maturities of less than ninety days. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. As of December 31, 2006, there are no amounts in excess of FDIC insurance limits. The Company has not experienced any losses in such accounts.

Net loss per common share:

Net loss per share has been computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share give effect to dilutive options and warrants outstanding during the period. No effect has been given to potential issuances of common shares, aggregating 6,689,250, from warrants or the underwriters purchase option in the computation of the diluted loss per share, as the effect of the outstanding warrants and option would be antidilutive and the outstanding warrants are contingently exercisable.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Investments held in trust:

Investments held in trust are invested in United States government securities (“US Securities”) with maturities of 180 days or less. The US Securities have been classified as held-to-maturity and measured at its amortized cost, which approximates fair value. The excess of fair value (amortized cost) over cost, exclusive of the deferred interest described below, is considered accrued interest which is included in interest income in the accompanying Statement of Operations.

MIDDLE KINGDON ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Deferred interest:

Deferred interest consists of 19.99% of the net interest attributable to the Class B common stockholders, after the deduction of a pro-rata share of the gross interest earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest and after the payment of any federal, state and local taxes due by the Company. Deferred interest of $3,858 is included in the value of the Class B common stock subject to possible redemption, in the accompanying Balance Sheet.

Income taxes:

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. As of December 31, 2006, a deferred income tax asset of approximately $17,000 relating to the Company’s net operating loss of $92,546 is offset by a full valuation allowance based upon a lack of earnings history for the Company. The net operating loss can be carried forward to future years, up to 2026.

New accounting pronouncements:

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on its financial position or results of operations.

Note 2 — Offerings

Public Offering

On December 19, 2006, the Company sold 198,000 Series A Units at $8.00 per unit and 3,300,000 Series B Units at $8.00 per unit to the public. Each Series A Unit consists of one share of the Company’s common stock, $.001 par value, and five non-redeemable common stock purchase Class A warrants. Each Series B Unit consists of one share of the Company’s Class B common stock, $.001 par value, and one redeemable common stock purchase Class B warrant. Each Class A warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of (a) one year from the effective date of the Public Offering, being December 13, 2007 or (b) the completion of a Business Combination with a company, and expiring seven years from the effective date of the Public Offering, being December 13, 2013. Each Class B warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of (a) one year from the effective date of the Public Offering, being December 13, 2007 or (b) the completion of a Business Combination with a company, and expiring seven years from the effective date of the Public Offering, being December 13, 2013 or earlier upon redemption. See Note 6.

The Company has a right to redeem the outstanding Class B warrants after the consummation of a Business Combination if there is an effective registration statement with a current prospectus on file providing for the resale of the underlying shares of common stock, in whole and not in part, at a price of $.01 per Class B warrant at any time after the Class B warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sales price of the common stock equals or exceeds $16.00 per share for any 20 trading days within a 30 trading day period ending three business days before the notice of redemption. If the Company calls the Class B warrants, the holders will either have to exercise the warrants by purchasing the common stock from the Company or the warrants will be redeemed at $.01 per warrant.

MIDDLE KINGDON ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

The Warrants can be exercised (i) by the Warrant holder paying in full, in lawful money of the United States, in cash, good certified check or good bank draft payable to the order of the Company (or as otherwise agreed to by the Company), the Warrant Price for each full share of Common Stock as to which the Warrant is exercised and any and all applicable taxes due in connection with the exercise of the Warrant, the exchange of the Warrant for common stock, and the issuance of the common stock or (ii) in the event that the Board of Directors of the Company, in their sole discretion, determine that the Warrants may be exercised on a “cashless basis,” by surrendering his or her Warrant for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the Warrant, multiplied by the difference between the Warrant Price and the “Fair Market Value” by (y) the Fair Market Value. The “Fair Market Value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third business day prior to the date on which the notice of redemption is sent to holders of Warrants.

In accordance with the warrant agreement relating to the Warrants sold and issued in the Offerings, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

The Company sold to the Representatives of the underwriters, for $100, an option to purchase up to a total of 19,800 Series A Units at a per-unit price of $10.00 and/or up to a total of 330,000 Series B Units at a per-unit price of $10.00. The Series A Unit and Series B Unit that would be issued upon the exercise of this option are identical to those sold in the Offerings, provided that the exercise price of the Class A Warrants and Class B Warrants underlying the Series A Units and Series B Units, respectively, will have an exercise price of $10.00 per share (200% of the exercise price of the Class A Warrants and Class B Warrants included in the units sold in the Offerings). This option is exercisable at $10.00 per Series A Unit and Series B Unit on the later of the completion of a Business Combination or one year from the date of the Public Offering, being December 19, 2007 and expiring five years from the date of the Public Offering, being December 19, 2011. The option may not be sold, transferred, assigned, pledged or hypothecated for a period of one hundred eighty days from the effective date of the Public Offering, being June 11, 2007, except to officers and partners of the underwriters and members of the selling group and/or their officers and partners. The option has a life of five years from the effective date, being December 13, 2011. The sale of the option is accounted for as an equity transaction. Accordingly, there has not been any net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale.

The sale of the option has been accounted for as an equity transaction in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and therefore would be measured at its fair value on the date of the sale, being December 19, 2006, in accordance with Statements of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment, which would result in an increase in the Company’s cash position and shareholders’ equity by the $100 proceeds from the sale. Notwithstanding anything to the contrary contained in this Representatives’ Unit Purchase Option, in no event will the Company be required to net cash settle the exercise of the Representatives’ Unit Purchase Option or the Warrants underlying the Unit Purchase Option. The holder of the Representatives’ Unit Purchase Option and the Warrants underlying the Representatives’ Unit Purchase Option will not be entitled to exercise the Representatives’ Unit Purchase Option or the Warrants underlying such Unit Purchase Option unless a registration statement is effective, or an exemption from the registration requirements is available at such time and, if the holder is not able to exercise the Representatives’ Unit Purchase Option or underlying Warrants, the Representatives’ Unit Purchase Option and/or the underlying Warrants, as applicable, will expire worthless.

MIDDLE KINGDON ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

The Company has determined based upon a trinomial model, that the estimated fair value of the option on the date of sale, being December 19, 2006, and in accordance with Statements of Financial Accounting Standards No. 123 (revised 2004), would be $13.87486 per Series A Unit and $2.77497 per Series B Unit or an aggregate of $274,722 for the Series A Units and an aggregate of $915,740 for the Series B Units, assuming an expected life of five years, volatility of 39.13545 and a risk-free interest rate of 5.0504%. The volatility calculation of 39.13545 is based on the latest five year average volatility of 77 companies drawn from 191 companies listed on the Shanghai Stock Exchange that had been trading for at least five years and that had market capitalizations ranging from $25 million to $151 million (the “Index”). The 77 companies comprising the Index are the companies with the highest, the lowest, and the midpoint market capitalizations (where available) within 29 industry sectors. Because the Company does not have a trading history, the Company estimated the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time.

This calculation used the month end closing prices for the five year period starting December 31, 2001 and ending November 30, 2006. The Company referred to the latest five year average volatility of the Index because management believes that the average volatility of such index is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock after consummation of a Business Combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to this option, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, this option would become worthless.

Pursuant to Rule 2710(g)(1) of the NASD Conduct Rule, the option to purchase up to a total of 19,800 Series A Units and/or up to a total of 330,000 Series B Units is deemed to be underwriting compensation and therefore upon exercise, the underlying shares and warrants are subject to a 180-day lock-up. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) from the effective date of the Public Offering except to officers and partners of the underwriters and members of the selling group and/or their officers and partners.

Private Placement

In February 2006, the Company sold to its principal stockholder, officers and directors an aggregate of 90,450 Series A Units at $8.00 per unit. The Series A Units consist of one share of the Company’s common stock, $.001 par value, and five non-redeemable common stock purchase Class A warrants. The Series A Units sold in the Private Placement are identical to the Series A Units sold in the Public Offering.

Note 3 — Accounts payables and accrued liabilities

Accounts payable and accrued liabilities at December 31, 2006, consist of offering costs of $136,348, audit fees of $60,000, directors and officers insurance premiums of $101,579 and other accrued expenses of $4,593.

Note 4 — Bank Line of Credit

On December 19, 2006, Wachovia Bank provided the Company with a line of credit for $250,000 to finance the Company’s general working capital needs. The line of credit will mature in 24 months from the date of the Public Offering, being December 19, 2008. Interest is charged at an annual rate of LIBOR plus 2%, which at December 31, 2006 was 7.34% with interest payable monthly and the outstanding principal and interest due and payable at maturity. In accordance with the terms of the line of credit, the bank must authorize all distributions to the Company to the extent that the aggregate sum of interest distributed to the Company from the Trust Account exceeds $900,000. At December 31, 2006, the Company had $10,000 outstanding under the line of credit.

MIDDLE KINGDON ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Note 5 — Related Party Transaction

The Company has agreed to pay several of the officers and directors and/or their affiliated companies an aggregate monthly fee of $7,500 for general and administrative services including office space, utilities, and secretarial support in Shanghai, China and Atlanta, Georgia from the effective date of the Public Offering through the completion of a Business Combination. The administrative fee of $7,500 per month is allocated among Primus Capital LLC, an affiliate of Mr. Tanenbaum, CEO; Mr. Marks, President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director. At December 31, 2006, the Company accrued a balance of $2,903 to the above mentioned officers and directors and/or their affiliated companies.

Note 6 — Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors. At December 31, 2006, no preferred shares were issued and outstanding.

Note 7 — Subsequent Events

Public Offering

On January 4, 2007, the underwriters exercised a portion of the over-allotment in the amount of 27,200 Series A Units at $8.00 per unit. Of the gross proceeds of $217,600, net proceeds of $202,368 were paid directly to the Company, $8,704 was placed in the Trust Account as part of the Compensation and $6,528 was paid directly to the underwriters as the underwriting discount.

On January 26, 2007, the underwriters exercised a portion of the over-allotment in the amount of 120,305 Series B Units at $8.00 per unit. Of the gross proceeds of $962,440, net proceeds of $895,069 and $38,498 of the Compensation were contributed into the Trust Account and $28,873 was paid directly to the underwriters as the underwriting discount.

In addition to the amounts contributed into the Trust Account mentioned above, the Company contributed $49,042 into the Trust Account for a total contribution of $991,313 or $8.24 per each Series B Unit included in the exercise of the over-allotment option.

EXHIBITS

Exhibit Number	Description

1.1	Form of underwriting Agreement dated December 13, 2006 (3)

3.1	Amended and Restated Certificate of Incorporation (3)

3.2	By-laws (2)

4.1	Specimen Series A Unit Certificate (3)

4.2	Specimen Series B Unit Certificate (3)

4.3	Specimen Common Stock Certificate (3)

4.4	Specimen Class B Stock Certificate (3)

4.5	Specimen Series A Warrant Certificate (3)

4.6	Specimen Series B Warrant Certificate (3)

4.7	Purchase Option granted to the Representative of the Underwriters dated December 19, 2006 (1)

4.8	Class A Warrant Agreement between Continental Stock Transfer and Trust Company and the Company dated December 19, 2006 (1)

4.9	Class B Warrant Agreement between Continental Stock Transfer and Trust Company and the Company dated December 19, 2006 (1)

10.1	Letter Agreement among the Company, Newbridge Securities, Corp. I-Bankers Securities, Inc., Westminster Securities Corporation, and certain stockholders, officers and directors of the Company dated December 19, 2006 (1)

10.2	Investment Management Trust Agreement between Continental Stock Transfer and Trust Company and the Company dated December 19, 2006, as amended January 9, 2007 (1)

10.3	Securities Escrow Agreement between the Company, Continental Stock Transfer and Trust Company and the Initial Stockholders of the Company dated December 19, 2006 (1)

10.4	Registration Rights Agreement among the Company and the Initial Stockholders of the Company dated December 19, 2006 (1)

10.5	Letter Agreement among Primus Capital LLC, Michael Marks, MTP Holdings LLC, Allan Lam, and the Company dated December 19, 2006 (1)

10.6	Wachovia Bank June 30, 2006 Credit Line Term Sheet and December 19, 2006 Promissory Note (1)

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification (Bernard J. Tanenbaum III) (1)

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification (Fred A. Brasch) (1)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Bernard J. Tanenbaum III) (1)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Fred A. Brasch) (1)

(1)	Filed herewith

(2)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (333-133475) filed on April 21, 2006.

(3)	Previously filed as an Exhibit to Amendment # 6 of the Company’s Registration Statement on Form S-1 (333-133475) filed on November 13, 2006.