Form 10-Q
period 2007-03-31
Middle Kingdom Alliance Corp.
filed 2007-05-14
CIK 1360244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-136244

MIDDLE KINGDOM ALLIANCE CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-4293876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Sandy Springs Circle, Suite 223
Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)

(404) 843-8585

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date

There were 1,065,650 shares of the Company’s Common Stock, 3,420,305 shares of the Company’s Class B Common Stock, 1,578,250 of the Company’s Class A Warrants, and 3,420,305 of the Company’s Class B Warrants, outstanding on May 14, 2007.

MIDDLE KINGDOM ALLIANCE CORP.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,428	$2,828
Investments held in trust account—at fair market value	28,392,354	27,229,971
Prepaid insurance	109,597	132,197

Total current assets	$28,574,379	$27,364,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$264,844	$302,520
Bank line of credit	—	10,000
Due to Underwriters	947,662	908,160

Total current liabilities	1,212,506	1,220,680

Commitments:
Class B common stock, $.001 par value, 684,060 and 659,999 shares subject to possible redemption	5,650,410	5,442,250

Stockholders’ Equity:
Preferred stock—$.001 par value;
Authorized 1,000,000 shares; none issued	$—	$—
Common stock—$.001 par value;
Authorized 15,000,000 shares; issued and outstanding 1,065,650 and 1,038,450	1,065	1,038
Class B common stock—$.001 par value;
Authorized 5,000,000 shares; issued and outstanding 3,420,305 and 3,300,000 (includes 684,060 and 659,999 shares subject to possible redemption)	3,420	3,300
Additional paid-in capital in excess of par	21,697,000	20,790,274
Retained earnings (accumulated deficit) during the development stage	9,978	(92,546)

Total stockholders’ equity	21,711,463	20,702,066

Total liabilities and stockholders’ equity	$28,574,379	$27,364,996

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2007	For the Period from January 17, 2006 (inception) to March 31, 2007
	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
General, administrative and legal	$(30,825)	$(175,678)	$(312,905)

Loss from operations	(30,825)	(175,678)	(312,905)
Interest income	519	340,446	385,127

(Loss) income before provision for income taxes	(30,306)	164,768	72,222
Provision for income taxes—current	—	(62,244)	(62,244)

Net (loss) income	$(30,306)	$102,524	$9,978

Weighted average number of shares outstanding	442,285	4,450,087

Net (loss) income per share—basic and diluted	$(0.07)	$0.02

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Class B			Retained Earnings (Accumulated
	Common Stock		Common Stock		Additional	Deficit) During	Total
					Paid-In	the Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
January 17, 2006		$—		$—	$—	$—	$—
Issuances of common stock for cash to founders at $.03 per share (from February 15, 2006 to September 30, 2006)	750,000	750		—	21,750	—	22,500

Issuances of Series A units for cash to founders at $8.00 per unit (from February 15, 2006 to September 30, 2006)	90,450	90			723,510		723,600

Sale of Series A units, net of underwriters discount and offering expenses on December 19, 2006	198,000	198			1,532,397		1,532,595

Sale of Series B units, net of underwriters discount and offering expenses on December 19, 2006 (includes shares subject to possible redemption)			3,300,000	3,300	23,950,909		23,954,209

Proceeds from the issuance of an underwriters option					100		100

Reclassification of amounts subject to possible redemption of 659,999 Class B common shares					(5,438,392)		(5,438,392)

Net loss						(92,546)	(92,546)

Balance — December 31, 2006	1,038,450	1,038	3,300,000	3,300	20,790,274	(92,546)	20,702,066
Sale of Series A units, net of underwriters discount and offering expenses on January 4, 2007	27,200	27			210,435		210,462

Sale of Series B units, net of underwriters discount and offering expenses on January 26, 2007 (includes shares subject to possible redemption)			120,305	120	894,554		894,674

Reclassification of amounts subject to possible redemption of an additional 24,061 Class B common stock for a total of 684,060 Class B common shares					(198,263)		(198,263)

Net income						102,524	102,524

Balance— March 31, 2007	1,065,650	$1,065	3,420,305	$3,420	$21,697,000	$9,978	$21,711,463

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2007	For the Period from January 17, 2006 (inception) to March 31, 2007
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(30,306)	$102,524	$9,978
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Increase value of trust account		(9,278)	(47,858)
Deferred interest income included in shares subject to redemption		9,897	13,755
Changes in operating assets and liabilities:
Prepaid insurance		22,600	(109,597)
Accounts payable and accrued liabilities	24,339	(37,677)	264,844

Net cash (used in) provided by operating activities	(5,967)	88,066	131,122

Cash flows from investing activities:
Purchase of investment in trust account	—	(1,153,105)	(28,344,496)

Net cash (used in) investing activities	—	(1,153,105)	(28,344,496)

Cash flows from financing activities:
Proceeds from common stock to founders	22,500	—	22,500
Proceeds from Series A Units to founders	227,504	—	723,600
Proceeds from Series A and Series B Units sold in the public offering	—	1,144,639	27,539,602
Proceeds from issuance of an underwriters option	—	—	100
Proceeds from bank line of credit	—	—	10,000
Repayment of bank line of credit	—	(10,000)	(10,000)
Deferred registration costs	(25,000)	—	—

Net cash provided by financing activities	225,004	1,134,639	28,285,802

Net increase in cash	219,037	69,600	72,428
Cash at beginning of period	—	2,828	—
Cash at end of period	$219,037	$72,428	$72,428

Supplemental disclosure of non-cash financing activities:
Accrual of deferred underwriting fees		$39,502	$947,662

Accrual of offering costs	$40,711	$—

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 Basis for presentation, organization and proposed business operations and summary of significant accounting policies

Basis of Presentation

The financial statements at March 31, 2007 and for the period January 17, 2006 (inception) to March 31, 2007 and for the three months ended March 31, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Middle Kingdom Alliance Corp (the “Company”) as of March 31, 2007 and the results of its operations and its cash flow for the three months ended March 31, 2007 and the period from January 17, 2006 (inception) to March 31, 2007. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006. The December 31, 2006 balance sheet has been derived from the audited financial statements included therein.

Organization and Operations

The Company (a development stage company) was incorporated in Delaware on January 17, 2006. The Company was formed to complete a merger, capital stock exchange, asset purchase or other similar business combination (“Business Combination”) with a company in an unspecified industry with principal or substantial operations in the People’s Republic of China (“China”). Such company would be small enough to allow the Company to acquire a material minority investment and large enough to have the organizational and financial infrastructure to operate as a public company. The Company has neither engaged in any operations nor generated any operating revenue to date. At March 31, 2007, the Company had not yet commenced any operations. All activity through March 31, 2007 relates to the Company’s formation, private placement, public offering and search for a company with which to consummate a Business Combination. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on December 13, 2006. The Company completed a private placement (the “Private Placement”) in February 2006 and received net proceeds of $723,600. The Company consummated the Public Offering on December 19, 2006 and received proceeds of $26,394,963, net of underwriters discount of $1,119,360 and offering expenses of $469,677. On January 4, 2007, and January 26, 2007, the underwriters exercised a portion of their over-allotment option (see Note 2) resulting in the Company receiving additional proceeds of $1,144,639, net of underwriters discount of $35,401. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (collectively the “Offerings”) (as described in Note 2), although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a Business Combination with a company with principal or substantial operations in China.

The amount of $28,392,354 is being held in a trust account (“Trust Account”) and invested until the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The amount in the Trust Account includes $1,166,561 of contingent underwriting compensation (the “Compensation”) which will be paid to the underwriters only if a Business Combination is consummated, but which will be forfeited if a Business Combination is not consummated. The Company, after signing a definitive agreement for the consummation of a Business Combination with a company will submit such transactions for Class B stockholder approval. The Company will proceed with a Business Combination only if the holders of a majority of the Class B shares cast at the meeting to approve the Business Combination vote in favor of the Business Combination and Class B stockholders owning less than 20% of the outstanding Class B shares vote against the Business Combination and exercise their conversion rights to have their shares redeemed for cash. In connection with the vote required for any Business Combination, all our officers, directors and sponsor have agreed to vote any Class B shares owned by them in accordance with the majority of the Class B shares voted by the public Class B stockholders.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

With respect to a Business Combination which is approved and consummated, any Class B common stockholders who voted against the Business Combination may demand that the Company redeem their shares for cash. The conversion price will equal $8.24 per share of Class B common stock, plus a pro-rata share of the interest earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest (prior to the payment of any federal, state and local taxes due by the Company). Accordingly, 19.99 % of the Class B common stockholders may seek conversion of their shares in the event of a Business Combination, which amount has been classified as Class B common stock subject to possible redemption in the accompanying December 31, 2006 and March 31, 2007 balance sheets. For each Class B common share included in the 19.99% of the Class B common stockholders who may seek conversion of their shares into cash should a Business Combination be approved, is an amount of $0.32 per Class B common share of the Compensation that will be forfeited by the underwriters. After consummation of the Business Combination, all of these voting safeguards will no longer be applicable.

The $28,392,354 held in the Trust Account has been invested in a United States government security. One half of the interest earned in the Trust Account (prior to the payment of any federal, state and local taxes due by the company) up to a maximum of $1,200,000 will be available to the Company to fund legal, accounting and due diligence on prospective acquisitions and continuing general and administrative expenses. The Company believes that the available funds are sufficient to meet these expenditures during 2007.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, in the event that the Company does not complete a Business Combination within 18 months after consummation of the Public Offering (or within 24 months from the consummation of the Public Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of the Public Offering and the Business Combination has not been completed within such 18 month period). Our officers, directors and sponsor will not participate in any liquidation distribution from the Trust Account occurring upon our failure to consummate a Business Combination with respect to the common stock acquired by them prior to the Public Offering and with respect to the Class A Units included in the Private Placement. Accordingly, in the event we liquidate, our Class B common stockholders will receive $8.24 per unit plus interest (net of taxes payable and that portion of the earned interest previously released to the Company).

Summary of Significant Accounting Policies

Cash and cash equivalents:

The Company has defined cash and cash equivalents as highly liquid investments with original maturities of less than ninety days. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. As of March 31, 2007 and December 31, 2006, there are no amounts in excess of FDIC insurance limits. The Company has not experienced any losses in such accounts.

Net income (loss) per common share:

Net income (loss) per share has been computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share give effect to dilutive options and warrants outstanding during the period. No effect has been given to potential issuances of common shares, aggregating 6,689,250, from warrants or the underwriters purchase option in the computation of the diluted loss per share, as the outstanding warrants and underwriters purchase option are contingently exercisable, commencing on the later of the consummation by the Company of a Business Combination or December 13, 2007.

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

Investments held in trust:

Investments held in trust are invested in United States government securities (“US Securities”) with a maturity of 180 days or less. The US Securities have been classified as held-to-maturity and measured at its amortized cost, which approximates fair value. The excess of fair value (amortized cost) over cost, exclusive of the deferred interest described below, is considered accrued interest which is included in interest income in the accompanying Statements of Operations.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Deferred interest:

Deferred interest consists of 19.99% of the net interest attributable to the Class B common stockholders, after the deduction of a pro-rata share of the gross interest earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest and after the payment of any federal or state taxes due by the Company. Deferred interest of $13,755 and $3,858 is included in the value of the Class B common stock subject to possible redemption at March 31, 2007 and December 31, 2006, respectively, in the accompanying balance sheets.

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

At March 31, 2007, the Company’s effective Federal tax rate of 32.1% and Georgia State tax rate of 5.7% differs from the statutory rates of 34% and 6%, respectively, due to the use of the net operating losses of $92,546 carried forward from December 31, 2006 and reduction of the corresponding valuation allowance.

The Company has adopted FIN 48, Accounting for Uncertainty in Income Taxes, as amended.

Overnight Reverse Repurchase Agreements:

The Company invests its excess cash held in its checking account in overnight reverse repurchase agreements, with its Bank. In connection with these transactions, it is the policy of the Bank to deposit the underlying collateral, generally in U.S. Government Agency obligations, with the Federal Reserve for the benefit of the Company. The fair value of the underlying collateral exceeds the principal amount of the overnight reverse repurchase agreement, including accrued interest.

New accounting pronouncements:

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on its financial position or results of operations.

NOTE 2 Offerings

Public Offering

On December 19, 2006, the Company sold 198,000 Series A Units at $8.00 per unit and 3,300,000 Series B Units at $8.00 per unit to the public. On January 4, 2007, and January 26, 2007, the underwriters exercised a portion of their over-allotment option for 27,200 Series A Units at $8.00 per unit and 120,305 Series B Units at $8.00 per unit, respectively. Each Series A Unit consists of one share of the Company’s common stock, $.001 par value, and five non-redeemable common stock purchase Class A warrants. Each Series B Unit consists of one share of the Company’s Class B common stock, $.001 par value, and one redeemable common stock purchase Class B warrant. Each Class A warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of (a) one year from the effective date of the Public Offering, being December 13, 2007 or (b) the completion of a Business Combination with a company, and expiring seven years from the effective date of the Public Offering, being December 13, 2013. Each Class B warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of (a) one year from the effective date of the Public Offering, being December 13, 2007 or (b) the completion of a Business Combination with a company, and expiring seven years from the effective date of the Public Offering, being December 13, 2013 or earlier upon redemption.

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

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

NOTE 3 Accounts payables and accrued liabilities

Accounts payable and accrued liabilities at March 31, 2007 and December 31, 2006, consist of offering costs of $0 and $136,348, audit fees of $70,000 and $60,000, directors and officers insurance premiums of $71,606 and $101,579, income taxes of $62,244 and $0 and other accrued expenses of $60,994 and $4,593, respectively.

NOTE 4 Bank Line of Credit

On December 19, 2006, Wachovia Bank provided the Company with a line of credit for $250,000 to finance the Company’s general working capital needs. The line of credit will mature in 24 months from the date of the Public Offering, being December 19, 2008. Interest is charged at LIBOR plus 2%, which at March 31, 2007 and December 31, 2006 was 7.32% and 7.34%, respectively, with interest payable monthly and the outstanding principal and interest due and payable at maturity. In accordance with the terms of the line of credit, the bank must authorize all distributions to the Company to the extent that the aggregate sum of interest distributed to the Company from the Trust Account exceeds $900,000. At March 31, 2007 and December 31, 2006, the Company had $0 and $10,000 outstanding under the line of credit, respectively.

NOTE 5 Related Party Transactions

The Company has agreed to pay several of the officers and directors and/or their affiliated companies an aggregate monthly fee of $7,500 for general and administrative services including office space, utilities, and secretarial support in Shanghai, China and Atlanta, Georgia from the effective date of the Public Offering through the completion of a Business Combination. The administrative fee of $7,500 per month is allocated among Primus Capital LLC, an affiliate of Mr. Tanenbaum, CEO; Mr. Marks, President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director. At March 31, 2007 and December 31, 2006, the Company accrued a balance of $0 and $2,903 to the above mentioned officers and directors and/or their affiliated companies.

NOTE 6 Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors. At March 31, 2007 and December 31, 2006, no preferred shares were issued and outstanding.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under Item 1A “Risk Factors” in our Annual Report on Form 10-K and in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

We were formed on January 17, 2006, to serve as a vehicle to effect a merger, capital stock exchange, asset purchase or other similar business combination by acquiring a material minority interest in a company having its primary or substantial operations in China. We intend to utilize cash derived from the proceeds of our Initial Public Offering (“Public Offering”), Private Placement, our capital stock, debt or a combination of cash, capital stock and debt, in completing a business combination. We are currently a shell company, and we will remain a shell company until we engage in a business combination.

Critical Accounting Policies

Investments held in a trust account (“Trust Account”) are invested in United States government securities (“US Securities”) with a maturity of 180 days or less. The US Securities have been classified as held-to-maturity and measured at their amortized cost, which approximates fair value. The excess of fair value (amortized cost) over cost, exclusive of the deferred interest, is considered accrued interest which is included in interest income in the accompanying Statements of Operations.

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

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations

For the quarter ending March 31, 2007 we earned net income after taxes of $102,524. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $175,678 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in, China and Atlanta, Georgia of $7,500, paid to several of the officers and directors and/or their affiliated companies. We also provided for $62,244 in income taxes.

For the quarter ending March 31, 2006 we incurred a net loss after taxes of ($30,306). All of our income was derived from interest income earned from the proceeds from our Private Placement and invested in money market securities. Our operating expenses during the period were $30,825 consisted primarily of expenses related to office operations and professional fees. A deferred income tax asset of approximately $4,000 relating to the Company’s net operating loss of $30,306 is offset by a full valuation allowance based upon a lack of earnings history for the Company.

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

On December 19, 2006, the Public Offering closing date, the Company sold 198,000 Series A Units at $8.00 per unit and 3,300,000 Series B Units at $8.00 per unit and received proceeds of $26,394,963, net of underwriters discount of $1,119,360 and offering expenses of $469,677. On January 4, 2007, and January 26, 2007, the underwriters exercised a portion of their over-allotment option for 27,200 Series A Units at $8.00 per unit and 120,305 Series B Units at $8.00 per unit, respectively, resulting in the Company receiving additional proceeds of $1,144,639, net of underwriters discount of $35,401. Each Series A Unit consists of one share of the Company’s Common Stock, $.001 par value, and five non-redeemable common stock purchase Class A Warrants. Each Series B Unit consists of one share of the Company’s Class B Common Stock, $.001 par value, and one redeemable common stock purchase Class B Warrant. Each Class A Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00 commencing on the later of (a) one year from the Effective Date of the Public Offering, being December 13, 2007 (“Effective Date”) or (b) the completion of a Business Combination with a company, and expiring seven years from the Effective Date. Each Class B Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00 commencing on the later of (a) one year from the Effective Date or (b) the completion of a Business Combination with a company, and expiring seven years from the Effective Date or earlier upon redemption. Our Common Stock, B Common Stock, Class A and Class B Warrants started trading separately as of March 13, 2007.

The net proceeds from the sale of our Series A and Series B Units, after deducting certain offering expenses of $1,624,438 including underwriting discounts and commissions and placement fees and the proceeds from the Private Placement were $28,263,302. Of this amount, $28,183,313 or $8.24 per each Series B Unit sold to the public, was placed in the Trust Account, and the remaining proceeds of $102,489 are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest at March 31, 2007. During the quarter ended March 31, 2007 we transferred $178,318 from the Trust Account to the operating account for various general and administrative expenses incurred during the quarter. As of March 31, 2007, there was $28,392,354 held in the Trust Account, of which up to $1,166,561 will be paid to the underwriters if a Business Combination is consummated, but which will be forfeited if a Business Combination is not consummated or a portion of which will be forfeited if a Business Combination is consummated and less than 20% of the public stockholders elect to have their shares redeemed for cash. We will use substantially all of the net proceeds of the Public Offering and Private Placement to acquire a company, including identifying and evaluating prospective acquisition candidates, selecting the company’s business, and structuring, negotiating and consummating the Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the company with whom we have consummated a Business Combination.

With respect to a Business Combination which is approved and consummated, any Class B common stockholders who votes against the Business Combination may demand that the Company redeem their shares for cash. The conversion price will equal $8.24 per share of Class B common stock, plus a pro-rata share of the net interest earned in the Trust Account after deducting the lesser of $1,200,000 or 50% of the gross interest and after the payment of any federal, state and local taxes due by the Company. Accordingly, 19.99 % of the Class B common stockholders may seek conversion of their shares in the event of a Business Combination, which amount has been classified as Class B common stock subject to possible redemption in the accompanying March 31, 2007 balance sheet. For each Class B common share included in the 19.99% of the Class B common stockholders who may seek conversion of their shares into cash should a Business Combination be approved, is an amount of $0.32 per Class B common share of deferred underwriters compensation that will be forfeited by the underwriters. Accordingly, at March 31, 2007 $5,650,410 of the net proceeds from the Public Offering and Private Placement has been classified as common stock subject to possible redemption in the Company’s balance sheet.

We believe that the funds available to us outside of the Trust Account, and 50% of the interest earned on the Trust Account, less the payment of any federal, state and local taxes due by the Company up to a maximum of $1,200,000, which we may access, will be sufficient to allow us to operate for at least the next 21 months, assuming that a Business Combination is not consummated during that time.

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

Competition

In identifying, evaluating and selecting target businesses, we may encounter intense competition from other entities having a business objective similar to ours. Some of these entities are well established and have extensive experience identifying and effecting business combination directly or through affiliates. Some of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited as compared to many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of the Public Offering and Private Placement, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources.

Off Balance Sheet Arrangements

Warrants issued in conjunction with our Private Placement and Public Offering are equity linked derivatives and accordingly represent off balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.

On the Closing Date of the Public Offering, Wachovia Bank provided the Company with a line of credit for $250,000 to finance the Company’s general working capital needs, but which does not include any expenses associated with dissolution and liquidation or any amounts that may be due to or reserved for payment to creditors. The line of credit will mature in 24 months from the Closing Date of the Public Offering, being December 13, 2008. Interest is charged at an annual rate of LIBOR plus 2%, with interest payable monthly and the outstanding principal and interest due and payable at maturity. In accordance with the terms of the line of credit, the bank must authorize all distributions to the Company to the extent that the aggregate sum of interest distributed to the Company from the Trust Account exceeds $900,000. At March 31, 2007, the Company had no outstanding balances under the line of credit.

Contractual Obligations

On December 13, 2006, the Company financed $101,250 of insurance premiums due for the Directors and Officers liability insurance coverage. Interest is charged at an annual percentage rate of 9.5% with the balance due in ten equal monthly payments of $10,571 starting from January 2007. At March 31, 2007, the Company owed $71,607 under this financing agreement. The Company does not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

The Company has agreed to pay several of the officers and directors and/or their affiliated companies an aggregate monthly fee of $7,500 for general and administrative services including office space, utilities, and secretarial support in Shanghai, China and Atlanta, Georgia from the effective date of the Public Offering through the completion of a Business Combination. The administrative fee of $7,500 per month is allocated among Primus Capital LLC, an affiliate of Mr. Tanenbaum, CEO; Mr. Marks, President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director. At March 31, 2007 and December 31, 2006, the Company accrued a balance of $0 and $2,903 to the above mentioned officers and directors and/or their affiliated companies.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account have been invested only in United States government securities meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to United States government securities, we do not view the interest rate risk to be significant.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are intended to ensure that information required to be disclosed in the Company’s reports submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also are intended to ensure that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act) and have concluded that the Company’s disclosure controls and procedures were effective for their intended purposes as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended March 31, 2007 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2006 for a detailed discussion of our risk factors.

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

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

We paid a total of $2,321,323 in underwriting discounts and commissions (of which $1,166,561 was deposited in the Trust Account) and $469,677 for other costs and expenses related to the offering and the over-allotment option. Of the total gross proceeds of $29,164,040 from our IPO, plus $723,600 of the proceeds of the private placement of our Series A Units prior to our IPO, $28,183,313 was placed in a trust account with Continental Stock Transfer and Trust.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6.	Exhibits

(a) Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Middle Kingdom Alliance Corp.

May 14, 2007	/s/ Bernard J. Tanenbaum III
Bernard J. Tanenbaum III
Chief Executive Officer

May 14, 2007	/s/ Fred A. Brasch
Fred A. Brasch Chief Financial Officer