Form 10-Q
period 2007-06-30
Middle Kingdom Alliance Corp.
filed 2007-08-10
CIK 1360244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

There were 1,065,650 shares of the Company’s Common Stock, 3,420,305 shares of the Company’s Class B Common Stock, 1,578,250 of the Company’s Class A Warrants, and 3,420,305 of the Company’s Class B Warrants, outstanding on August 10, 2007.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

			Page No.
Part I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Balance Sheets, June 30, 2007 (Unaudited) and December 31, 2006	3

		Statements of Operations for the three months ended June 30, 2007 (Unaudited) and 2006 (Unaudited), for the six months ended June 30, 2007 (Unaudited) and for the period January 17, 2006 (inception) to June 30, 2006 and for the period January 17, 2006 (inception) to June 30, 2007 (Unaudited)	4

		Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2007 (Unaudited) and for the period January 17, 2006 (inception) to December 31, 2006	5

		Statements of Cash Flows for the six months ended June 30, 2007 (Unaudited) and for the period January 17, 2006 (inception) to June 30, 2006 and for the period January 17, 2006 (inception) to June 30, 2007 (Unaudited)	6

		Notes to Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	14

Part II.	OTHER INFORMATION

	Item 1A.	Risk Factors	15

	Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	15

	Item 6.	Exhibits	15

	SIGNATURES		16

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$134,169	$2,828
Investments held in trust account - at fair market value	28,421,707	27,229,971
Prepaid insurance	87,097	132,197

Total current assets	$28,642,973	$27,364,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$137,716	$302,520
Bank line of credit	40,000	10,000
Due to Underwriters	947,662	908,160

Total current liabilities	1,125,378	1,220,680

Commitments:
Class B common stock, $.001 par value, 684,060 and 659,999 shares subject to possible redemption	5,684,085	5,442,250

Stockholders’ Equity:
Preferred stock - $.001 par value; Authorized 1,000,000 shares; none issued	$—	$—
Common stock - $.001 par value; Authorized 15,000,000 shares; issued and outstanding 1,065,650 and 1,038,450	1,065	1,038
Class B common stock - $.001 par value; Authorized 5,000,000 shares; issued and outstanding 3,420,305 and 3,300,000 (includes 684,060 and 659,999 shares subject to possible redemption)	3,420	3,300
Additional paid-in capital in excess of par	21,697,000	20,790,274
Retained earnings (accumulated deficit) during the development stage	132,025	(92,546)

Total stockholders’ equity	21,833,510	20,702,066

Total liabilities and stockholders’ equity	$28,642,973	$27,364,996

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF OPERATIONS

	For the Three Months Ended		Period from January 17, 2006	For the Six Months	Period from January 17, 2006
	June 30, 2006	June 30, 2007	(inception) to June 30, 2006	Ended June 30, 2007	(inception) to June 30, 2007
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Operating expenses:
General, administrative and legal	$(3,822)	$(142,960)	$(34,647)	$(318,639)	$(455,866)

Loss from operations	(3,822)	(142,960)	(34,647)	(318,639)	(455,866)
Interest income	1,990	327,868	2,509	668,314	712,995

(Loss) income before provision for income taxes	(1,832)	184,908	(32,138)	349,675	257,129
Provision for income taxes - current		(62,861)		(125,104)	(125,104)

Net (loss) income	$(1,832)	$122,047	$(32,138)	$224,571	$132,025

Weighted average number of shares outstanding	840,450	4,485,955	661,879	4,468,022

Net (loss) income per share - basic	$—	$0.03	$(0.05)	$0.05

Net (loss) income per share - diluted	$—	$0.03	$(0.05)	$0.05

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In	Retained Earnings (Accumulated Deficit) During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
January 17, 2006		$—		$—	$—	$—	$—

Issuances of common stock for cash to founders at $.03 per share (from February 15, 2006 to September 30, 2006)	750,000	750			21,750		22,500

Issuances of Series A units for cash to founders at $8.00 per unit (from February 15, 2006 to September 30, 2006)	90,450	90			723,510		723,600

Sale of Series A units, net of underwriters discount and offering expenses on December 19, 2006	198,000	198			1,532,397		1,532,595

Sale of Series B units, net of underwriters discount and offering expenses on December 19, 2006 (includes shares subject to possible redemption)			3,300,000	3,300	23,950,909		23,954,209

Proceeds from the issuance of an underwriters option					100		100

Reclassification of amounts subject to possible redemption of 659,999 Class B common shares					(5,438,392)		(5,438,392)

Net loss						(92,546)	(92,546)

Balance - December 31, 2006	1,038,450	1,038	3,300,000	3,300	20,790,274	(92,546)	20,702,066

Sale of Series A units, net of underwriters discount and offering expenses on January 4, 2007	27,200	27			210,435		210,462

Sale of Series B units, net of underwriters discount and offering expenses on January 26, 2007 (includes shares subject to possible redemption)			120,305	120	894,554		894,674

Reclassification of amounts subject to possible redemption of an additional 24,061 Class B common stock for a total of 684,060 Class B common shares					(198,263)		(198,263)

Net income						102,524	102,524

Balance - March 31, 2007	1,065,650	1,065	3,420,305	3,420	21,697,000	9,978	21,711,463

Net income						122,047	122,047

Balance - June 30, 2007	1,065,650	$1,065	3,420,305	$3,420	$21,697,000	$132,025	$21,833,510

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF CASH FLOWS

	For the Period from January 17, 2006 (inception) to June 30, 2006	For the Six Months Ended June 30, 2007	For the Period from January 17, 2006 (inception) to June 30, 2007
		(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(32,138)	$224,571	$132,025
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Decrease (increase) in value of trust account		34,609	(3,971)
Deferred interest income included in shares subject to redemption		43,572	47,430
Changes in operating assets and liabilities:
Prepaid insurance		45,100	(87,097)
Accounts payable and accrued liabilities	15,537	(164,805)	137,716

Net cash (used in) provided by operating activities	(16,601)	183,047	226,103

Cash flows from investing activities:
Purchase of investment in trust account		(1,226,345)	(28,417,736)

Net cash (used in) investing activities	—	(1,226,345)	(28,417,736)

Cash flows from financing activities:
Proceeds from common stock to founders	22,500		22,500
Proceeds from Series A Units to founders	227,504		723,600
Proceeds from Series A and Series B Units sold in the public offering		1,144,639	27,539,602
Poceeds from issuance of an underwriters option			100
Proceeds from bank line of credit		140,000	150,000
Repayment of bank line of credit		(110,000)	(110,000)
Deferred registration costs	(35,713)

Net cash provided by financing activities	214,291	1,174,639	28,325,802

Net increase in cash	197,690	131,341	134,169
Cash and cash equivalents at beginning of period	—	2,828	—

Cash and cash equivalents at end of period	$197,690	$134,169	$134,169

Supplemental disclosure of non-cash financing activities:
Accrual of deferred underwriting fees	$—	$39,502	$947,662

Accrual of offering costs	$90,027	$—	$—

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1	Basis for presentation, organization and proposed business operations and summary of significant accounting policies

Basis of Presentation

The financial statements at June 30, 2007 and for the period January 17, 2006 (inception) to June 30, 2007 and for the three and six months ended June 30, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Middle Kingdom Alliance Corp (the “Company”) as of June 30, 2007 and the results of its operations for the three and six months ended June 30, 2007 and its cash flow for the six months ended June 30, 2007 and the period from January 17, 2006 (inception) to June 30, 2007. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006. The December 31, 2006 balance sheet has been derived from the audited financial statements included therein.

Organization and Operations

The Company (a development stage company) was incorporated in Delaware on January 17, 2006. The Company was formed to complete a merger, capital stock exchange, asset purchase or other similar business combination (“Business Combination”) with a company in an unspecified industry with principal or substantial operations in the People’s Republic of China (“China”). Such company would be small enough to allow the Company to acquire a material minority investment and large enough to have the organizational and financial infrastructure to operate as a public company. The Company has neither engaged in any operations nor generated any operating revenue to date. At June 30, 2007, the Company had not yet commenced any operations. All activity through June 30, 2007 relates to the Company’s formation, private placement, public offering and search for a company with which to consummate a Business Combination. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on December 13, 2006 (the “Effective Date”). The Company completed a private placement (the “Private Placement”) in February 2006 and received net proceeds of $723,600. The Company consummated the Public Offering on December 19, 2006 and received proceeds of $26,394,963, net of underwriters discount of $1,119,360 and offering expenses of $469,677. On January 4, 2007, and January 26, 2007, the underwriters exercised a portion of their over-allotment option (see Note 2) resulting in the Company receiving additional proceeds of $1,144,639, net of underwriters discount of $35,401. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (collectively the “Offerings”) (as described in Note 2), although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a Business Combination with a company with principal or substantial operations in China.

At June 30, 2007, the amount of $28,421,707 is being held in a trust account (“Trust Account”) and invested until the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The amount in the Trust Account includes $1,166,561 of contingent underwriting compensation (the “Compensation”) which will be paid to the underwriters only if a Business Combination is consummated, but which will be forfeited if a Business Combination is not consummated. The Company, after signing a definitive agreement for the consummation of a Business Combination with a company will submit such transactions for Class B stockholder approval. The Company will proceed with a Business Combination only if the holders of a majority of the Class B shares cast at the meeting to approve the Business Combination vote in favor of the Business Combination and Class B stockholders owning less than 20% of the outstanding Class B shares vote against the Business Combination and exercise their conversion rights to have their shares redeemed for cash. In connection with the vote required for any Business Combination, all our officers, directors and sponsor have agreed to vote any Class B shares owned by them in accordance with the majority of the Class B shares voted by the public Class B stockholders.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

With respect to a Business Combination which is approved and consummated, any Class B common stockholders who voted against the Business Combination may demand that the Company redeem their shares for cash. The conversion price will equal $8.24 per share of Class B common stock, plus a pro-rata share of the interest earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest (prior to the payment of any federal, state and local taxes due by the Company). Accordingly, 19.99 % of the Class B common stockholders may seek conversion of their shares in the event of a Business Combination, which amount has been classified as Class B common stock subject to possible redemption in the accompanying December 31, 2006 and June 30, 2007 balance sheets. For each Class B common share included in the 19.99% of the Class B common stockholders who may seek conversion of their shares into cash should a Business Combination be approved, is an amount of $0.32 per Class B common share of the Compensation that will be forfeited by the underwriters. After consummation of the Business Combination, all of these voting safeguards will no longer be applicable.

The $28,421,707 held in the Trust Account at June 30, 2007, has been invested in a United States government security. One half of the interest earned in the Trust Account (prior to the payment of any federal, state and local taxes due by the company) up to a maximum of $1,200,000 will be available to the Company to fund legal, accounting and due diligence on prospective acquisitions and continuing general and administrative expenses. The Company believes that the available funds are sufficient to meet these expenditures during 2007.

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

Summary of Significant Accounting Policies

Cash and cash equivalents:

The Company has defined cash and cash equivalents as highly liquid investments with original maturities of less than ninety days. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. As of June 30, 2007 and December 31, 2006, there was $30,169 and $0 in excess of FDIC insurance limits. The Company has not experienced any losses in such accounts.

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

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Deferred interest:

Deferred interest consists of 19.99% of the net interest attributable to the Class B common stockholders, after the deduction of a pro-rata share of the gross interest earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest and after the payment of any federal or state taxes due by the Company. Deferred interest of $47,430 and $3,858 is included in the value of the Class B common stock subject to possible redemption at June 30, 2007 and December 31, 2006, respectively, in the accompanying balance sheets.

Income taxes:

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

At June 30, 2007, the Company’s effective Federal tax rate of 30.4% and Georgia State tax rate of 5.4% differs from the statutory rates of 34% and 6%, respectively, due to the use of the net operating losses of $87,243 carried forward from December 31, 2006 and reduction of the corresponding valuation allowance.

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

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

This option is exercisable at $10.00 per Series A Unit and Series B Unit on the later of the completion of a Business Combination or one year from the date of the Effective Date, being December 13, 2007 and expiring five years from the date of the Effective Date, being December 13, 2011. The option may not be sold, transferred, assigned, pledged or hypothecated for a period of one hundred eighty days from the Effective Date of the Public Offering, being June 11, 2007, except to officers and partners of the underwriters and members of the selling group and/or their officers and partners. The sale of the option is accounted for as an equity transaction. Accordingly, there has not been any net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale.

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

Accounts payable and accrued liabilities at June 30, 2007 and December 31, 2006, consist of offering costs of $0 and $136,348, audit fees of $10,000 and $60,000, directors and officers insurance premiums of $41,426 and $101,579, income taxes of $37,195 and $0 and other accrued expenses of $49,095 and $4,593, respectively.

NOTE 4	Bank Line of Credit

On December 19, 2006, Wachovia Bank provided the Company with a line of credit for $250,000 to finance the Company’s general working capital needs. The line of credit will mature in 24 months from the date of the Public Offering, on December 19, 2008. Interest is charged at LIBOR plus 2%, which at June 30, 2007 and December 31, 2006 was 7.32% and 7.34%, respectively, with interest payable monthly and the outstanding principal and interest due and payable at maturity. In accordance with the terms of the line of credit, the bank must authorize all distributions to the Company to the extent that the aggregate sum of interest distributed to the Company from the Trust Account exceeds $900,000. At June 30, 2007 and December 31, 2006, the Company had $40,000 and $10,000 outstanding under the line of credit, respectively.

NOTE 5	Related Party Transactions

The Company has agreed to pay several of the officers and directors and/or their affiliated companies an aggregate monthly fee of $7,500 for general and administrative services including office space, utilities, and secretarial support in Shanghai, China and Atlanta, Georgia from the Effective Date of the Public Offering through the completion of a Business Combination. The administrative fee of $7,500 per month is allocated among Primus Capital LLC, an affiliate of Mr. Tanenbaum, CEO; Mr. Marks, President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director. At June 30, 2007 and December 31, 2006, the Company accrued a balance of $0 and $2,903 to the above mentioned officers and directors and/or their affiliated companies.

NOTE 6	Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors. At June 30, 2007 and December 31, 2006, no preferred shares were issued and outstanding.

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

Results of Operations

For the three months ending June 30, 2007 we earned net income after taxes of $122,047. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $142,960 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia of $7,500, paid to several of the officers and directors and/or their affiliated companies. We also provided for $62,861 in income taxes. For the three months ending June 30, 2006 we incurred a net loss after taxes of ($1,832). All of our income was derived from interest income earned from the proceeds from our Private Placement and invested in money market securities. Our operating expenses during the period were $3,822 consisted primarily of expenses related to office operations and professional fees. A deferred income tax asset of approximately $4,800 relating to the Company’s net operating loss of $32,138 is offset by a full valuation allowance based upon a lack of earnings history for the Company, at that time.

For the six months ending June 30, 2007 we earned net income after taxes of $224,571. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $318,639 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia of $7,500, paid to several of the officers and directors and/or their affiliated companies. We also provided for $125,104 in income taxes. For the period from January 17, 2006 (inception) to June 30, 2006 we incurred a net loss after taxes of ($32,138). All of our income was derived from interest income earned from the proceeds from our Private Placement and invested in money market securities. Our operating expenses during the period were $34,647 consisted primarily of expenses related to office operations and professional fees. A deferred income tax asset of approximately $4,800 relating to the Company’s net operating loss of $32,138 is offset by a full valuation allowance based upon a lack of earnings history for the Company, at that time.

For the period from January 17, 2006 (inception) to June 30, 2007 we earned net income after taxes of $132,025. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $455,866 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia of $7,500, paid to several of the officers and directors and/or their affiliated companies. We also provided for $125,104 in income taxes.

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

On December 19, 2006, the Public Offering closing date, the Company sold 198,000 Series A Units at $8.00 per unit and 3,300,000 Series B Units at $8.00 per unit and received proceeds of $26,394,963, net of underwriters discount of $1,119,360 and offering expenses of $469,677. On January 4, 2007, and January 26, 2007, the underwriters exercised a portion of their over-allotment option for 27,200 Series A Units at $8.00 per unit and 120,305 Series B Units at $8.00 per unit, respectively, resulting in the Company receiving additional proceeds of $1,144,639, net of underwriters discount of $35,401. Each Series A Unit consists of one share of the Company’s Common Stock, $.001 par value, and five non-redeemable common stock purchase Class A Warrants. Each Series B Unit consists of one share of the Company’s Class B Common Stock, $.001 par value, and one redeemable common stock purchase Class B Warrant. Each Class A Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00 commencing on the later of (a) one year from the Effective Date of the Public Offering, being December 13, 2007 (the “Effective Date”) or (b) the completion of a Business Combination with a company, and expiring seven years from the Effective Date. Each Class B Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00 commencing on the later of (a) one year from the Effective Date or (b) the completion of a Business Combination with a company, and expiring seven years from the Effective Date or earlier upon redemption. Our Common Stock, B Common Stock, Class A and Class B Warrants started trading separately as of March 13, 2007.

The net proceeds from the sale of our Series A and Series B Units, after deducting certain offering expenses of $1,624,438 including underwriting discounts and commissions and placement fees and the proceeds from the Private Placement were $28,263,302. Of this amount, $28,183,313 or $8.24 per each Series B Unit sold to the public, was placed in the Trust Account, and the remaining proceeds of $102,489 were available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest at June 30, 2007. During the quarter ended June 30, 2007 we transferred $331,805 from the Trust Account to the operating account for various general and administrative expenses incurred during the quarter. As of June 30, 2007, there was $28,421,707 held in the Trust Account, of which up to $1,166,561 will be paid to the underwriters if a Business Combination is consummated, but which will be forfeited if a Business Combination is not consummated or a portion of which will be forfeited if a Business Combination is consummated and less than 20% of the public stockholders elect to have their shares redeemed for cash. We will use substantially all of the net proceeds of the Public Offering and Private Placement to acquire a company, including identifying and evaluating prospective acquisition candidates, selecting the company’s business, and structuring, negotiating and consummating the Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the company with which we have consummated a Business Combination.

With respect to a Business Combination which is approved and consummated, any Class B common stockholders who votes against the Business Combination may demand that the Company redeem their shares for cash. The conversion price will equal $8.24 per share of Class B common stock, plus a pro-rata share of the net interest earned in the Trust Account after deducting the lesser of $1,200,000 or 50% of the gross interest and after the payment of any federal, state and local taxes due by the Company. Accordingly, 19.99 % of the Class B common stockholders may seek conversion of their shares in the event of a Business Combination, which amount has been classified as Class B common stock subject to possible redemption in the accompanying June 30, 2007 balance sheet. For each Class B common share included in the 19.99% of the Class B common stockholders who may seek conversion of their shares into cash should a Business Combination be approved, is an amount of $0.32 per Class B common share of deferred underwriters compensation that will be forfeited by the underwriters. Accordingly, at June 30, 2007 $5,684,085 of the net proceeds from the Public Offering and Private Placement has been classified as common stock subject to possible redemption in the Company’s balance sheet.

We believe that the funds available to us outside of the Trust Account, and 50% of the interest earned on the Trust Account, less the payment of any federal, state and local taxes due by the Company up to a maximum of $1,200,000, which we may access, will be sufficient to allow us to operate for at least the next 18 months, assuming that a Business Combination is not consummated during that time.

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

On the Closing Date of the Public Offering, Wachovia Bank provided the Company with a line of credit for $250,000 to finance the Company’s general working capital needs, but which does not include any expenses associated with dissolution and liquidation or any amounts that may be due to or reserved for payment to creditors. The line of credit will mature in 24 months from the Closing Date of the Public Offering, being December 13, 2008. Interest is charged at an annual rate of LIBOR plus 2%, with interest payable monthly and the outstanding principal and interest due and payable at maturity. In accordance with the terms of the line of credit, the bank must authorize all distributions to the Company to the extent that the aggregate sum of interest distributed to the Company from the Trust Account exceeds $900,000. At June 30, 2007, the Company had $40,000 outstanding under the line of credit.

Contractual Obligations

On December 13, 2006, the Company financed $101,250 of insurance premiums due for the Directors and Officers liability insurance coverage. Interest is charged at an annual percentage rate of 9.7% with the balance due in ten equal monthly payments of $10,571 starting from January 2007. At June 30, 2007, the Company owed $41,426 under this financing agreement. The Company does not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

The Company has agreed to pay several of the officers and directors and/or their affiliated companies an aggregate monthly fee of $7,500 for general and administrative services including office space, utilities, and secretarial support in Shanghai, China and Atlanta, Georgia from the Effective Date of the Public Offering through the completion of a Business Combination. The administrative fee of $7,500 per month is allocated among Primus Capital LLC, an affiliate of Mr. Tanenbaum, CEO; Mr. Marks, President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director. At June 30, 2007 and December 31, 2006, the Company accrued a balance of $0 and $2,903, respectively, to the above mentioned officers and directors and/or their affiliated companies.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time that we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in a trust account have been invested only in United States government securities meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to United States government securities, we do not view the interest rate risk to be significant.

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended June 30, 2007 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

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

Middle Kingdom Alliance Corp.

August 10, 2007	/s/ Bernard J. Tanenbaum III
Bernard J. Tanenbaum III Chief Executive Officer

August 10, 2007	/s/ Fred A. Brasch
Fred A. Brasch Chief Financial Officer