Form 10-Q
period 2007-09-30
Middle Kingdom Alliance Corp.
filed 2007-11-01
CIK 1360244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

There were 1,065,650 shares of the Company’s Common Stock, 3,420,305 shares of the Company’s Class B Common Stock, 1,578,250 of the Company’s Class A Warrants, and 3,420,305 of the Company’s Class B Warrants, outstanding on November 1, 2007.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

			Page No.
Part I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements

		Balance Sheets, September 30, 2007 (Unaudited) and December 31, 2006	3

		Statements of Operations for the three months ended September 30, 2007 (Unaudited) and 2006 (Unaudited), for the nine months ended September 30, 2007 (Unaudited) and for the period January 17, 2006 (inception) to September 30, 2006 and for the period January 17, 2006 (inception) to September 30, 2007 (Unaudited)	4

		Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2007 (Unaudited) and for the period January 17, 2006 (inception) to December 31, 2006	5

		Statements of Cash Flows for the nine months ended September 30, 2007 (Unaudited) and for the period January 17, 2006 (inception) to September 30, 2006 and for the period January 17, 2006 (inception) to September 30, 2007 (Unaudited)	6

		Notes to Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	14

Part II.	OTHER INFORMATION

	Item 1A.	Risk Factors	15

	Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	15

	Item 6.	Exhibits	15

	SIGNATURES		15

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,416	$2,828
Investments held in trust account - at fair market value	28,538,796	27,229,971
Prepaid insurance	64,596	132,197

Total current assets	$28,669,808	$27,364,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$61,754	$302,520
Bank line of credit	—	10,000
Due to underwriters	947,662	908,160

Total current liabilities	1,009,416	1,220,680

Commitments:
Class B common stock, $.001 par value, 684,060 and 659,999 shares subject to possible redemption	5,695,327	5,442,250

Stockholders’ Equity:
Preferred stock - $.001 par value;
Authorized 1,000,000 shares; none issued	$—	$—
Common stock - $.001 par value;
Authorized 15,000,000 shares; issued and outstanding 1,065,650 and 1,038,450	1,065	1,038
Class B common stock - $.001 par value;
Authorized 5,000,000 shares; issued and outstanding 3,420,305 and 3,300,000	3,420	3,300
(includes 684,060 and 659,999 shares subject to possible redemption)
Additional paid-in capital	21,697,000	20,790,274
Retained earnings (accumulated deficit) during the development stage	263,580	(92,546)

Total stockholders’ equity	21,965,065	20,702,066

Total liabilities and stockholders’ equity	$28,669,808	$27,364,996

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF OPERATIONS

	For the Three Months Ended		Period from January 17, 2006 (inception) to September 30, 2006	For the Nine Months Ended September 30, 2007	Period from January 17, 2006 (inception) to September 30, 2007
	September 30, 2006	September 30, 2007
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Operating expenses:
General, administrative and legal	$(11,492)	$(119,649)	$(46,140)	$(438,287)	$(575,514)

Loss from operations	(11,492)	(119,649)	(46,140)	(438,287)	(575,514)
Interest income	2,350	345,467	4,859	1,013,781	1,058,462

(Loss) income before provision for income taxes	(9,142)	225,818	(41,281)	575,494	482,948
Provision for income taxes - current		(94,263)		(219,368)	(219,368)

Net (loss) income	$(9,142)	$131,555	$(41,281)	$356,126	$263,580

Weighted average number of shares outstanding	840,450	4,485,955	725,803	4,474,043

Net (loss) income per share - basic	$(0.01)	$0.03	$(0.06)	$0.08

Net (loss) income per share - diluted	$(0.01)	$0.03	$(0.06)	$0.08

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid- In Capital	Retained Earnings (Accumulated Deficit) During the Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
January 17, 2006 (inception)		$—		$—	$—	$—	$—
Issuances of common stock for cash to founders at $.03 per share (from February 15, 2006 to September 30, 2006)	750,000	750			21,750		22,500
Issuances of Series A units for cash to founders at $8.00 per unit (from February 15, 2006 to September 30, 2006)	90,450	90			723,510		723,600
Sale of Series A units, net of underwriters discount and offering expenses on December 19, 2006	198,000	198			1,532,397		1,532,595
Sale of Series B units, net of underwriters discount and offering expenses on December 19, 2006 (includes shares subject to possible redemption)			3,300,000	3,300	23,950,909		23,954,209
Proceeds from the issuance of an undewriters option					100		100
Reclassification of amounts subject to possible redemption of 659,999 Class B common shares					(5,438,392)		(5,438,392)
Net loss						(92,546)	(92,546)

Balance - December 31, 2006	1,038,450	1,038	3,300,000	3,300	20,790,274	(92,546)	20,702,066
Sale of Series A units, net of underwriters discount and offering expenses on January 4, 2007	27,200	27			210,435		210,462
Sale of Series B units, net of underwriters discount and offering expenses on January 26, 2007 (includes shares subject to possible redemption)			120,305	120	894,554		894,674
Reclassification of amounts subject to possible redemption of an additional 24,061 Class B common stock for a total of 684,060 Class B common shares					(198,263)		(198,263)
Net income						102,524	102,524

Balance - March 31, 2007	1,065,650	1,065	3,420,305	3,420	21,697,000	9,978	21,711,463
Net income						122,047	122,047

Balance - June 30, 2007	1,065,650	1,065	3,420,305	3,420	21,697,000	132,025	21,833,510
Net income						131,555	131,555

Balance - September 30, 2007	1,065,650	$1,065	3,420,305	$3,420	$21,697,000	$263,580	$21,965,065

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF CASH FLOWS

	For the Period from January 17, 2006 (inception) to September 30, 2006	For the Nine Months Ended September 30, 2007	For the Period from January 17, 2006 (inception) to September 30, 2007
		(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(41,281)	$356,126	$263,580
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Increase value of trust account	—	(87,226)	(125,805)
Deferred interest income inlcuded in shares subject to redemption	—	54,814	58,672
Changes in operating assets and liabilities:
Prepaid insurance	—	67,600	(64,596)
Accounts payable and accrued liabilities	24,725	(240,766)	61,754

Net cash (used in) provided by operating activities	(16,556)	150,548	193,605

Cash flows from investing activities:
Purchases of investment in trust account, net	—	(1,221,599)	(28,412,991)

Net cash used in investing activities	—	(1,221,599)	(28,412,991)

Cash flows from financing activities:
Proceeds from common stock to founders	22,500	—	22,500
Proceeds from Series A units to founders	723,600	—	723,600
Proceeds from Series A and Series B units sold in the public offering	—	1,144,639	27,539,602
Proceeds from issuance of an underwriters option	—	—	100
Proceeds from bank line of credit	—	140,000	150,000
Repayment of bank line of credit	—	(150,000)	(150,000)
Deferred registration costs	(83,099)	—	—

Net cash provided by financing activities	663,001	1,134,639	28,285,802

Net increase in cash	646,445	63,588	66,416
Cash and cash equivalents at beginning of period	—	2,828	—

Cash and cash equivalents at end of period	$646,445	$66,416	$66,416

Supplemental disclosure of non-cash financing activities:
Accrual of deferred underwriting fees	$—	$39,502	$947,662

Accrual of offering costs	$193,258	$—	$—

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 Basis for presentation, organization and proposed business operations and summary of significant accounting policies

Basis of Presentation

The financial statements at September 30, 2007 and for the period January 17, 2006 (inception) to September 30, 2007 and for the three and nine months ended September 30, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Middle Kingdom Alliance Corp. (the “Company”) as of September 30, 2007 and the results of its operations for the three and nine months ended September 30, 2007 and its cash flow for the nine months ended September 30, 2007 and the period from January 17, 2006 (inception) to September 30, 2007. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006. The December 31, 2006 balance sheet has been derived from the audited financial statements included therein.

Organization and Operations

The Company (a development stage company) was incorporated in Delaware on January 17, 2006. The Company was formed to complete a merger, capital stock exchange, asset purchase or other similar business combination (“Business Combination”) with a company in an unspecified industry with principal or substantial operations in the People’s Republic of China (“China”). Such company would be small enough to allow the Company to acquire a material minority investment and large enough to have the organizational and financial infrastructure to operate as a public company. The Company has neither engaged in any operations nor generated any operating revenue to date. At September 30, 2007, the Company had not yet commenced any operations. All activity through September 30, 2007 relates to the Company’s formation, private placement, public offering and search for a company with which to consummate a Business Combination. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year-end.

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

At September 30, 2007, the amount of $28,538,796 is being held in a trust account (“Trust Account”) and invested until the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The amount in the Trust Account includes $1,166,561 of contingent underwriting compensation (the “Compensation”) which will be paid to the underwriters only if a Business Combination is consummated, but which will be forfeited if a Business Combination is not consummated. The Company, after signing a definitive agreement for the consummation of a Business Combination with a company will submit such transactions for Class B stockholder approval. The Company will proceed with a Business Combination only if the holders of a majority of the Class B shares cast at the meeting to approve the Business Combination vote in favor of the Business Combination and Class B stockholders owning less than 20% of the outstanding Class B shares vote against the Business Combination and exercise their conversion rights to have their shares redeemed for cash. In connection with the vote required for any Business Combination, all of our officers, directors and sponsor have agreed to vote any Class B shares owned by them in accordance with the majority of the Class B shares voted by the public Class B stockholders.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

With respect to a Business Combination which is approved and consummated, any Class B common stockholders who voted against the Business Combination may demand that the Company redeem their shares for cash. The conversion price will equal $8.24 per share of Class B common stock, plus a pro-rata share of the interest earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest (prior to the payment of any federal, state and local taxes due by the Company). Accordingly, 19.99 % of the Class B common stockholders may seek conversion of their shares in the event of a Business Combination, which amount has been classified as Class B common stock subject to possible redemption in the accompanying December 31, 2006 and September 30, 2007 balance sheets. For each Class B common share included in the 19.99% of the Class B common stockholders who may seek conversion of their shares into cash should a Business Combination be approved, is an amount of $0.32 per Class B common share of the Compensation that will be forfeited by the underwriters. After consummation of the Business Combination, all of these voting safeguards will no longer be applicable.

The $28,538,796 held in the Trust Account at September 30, 2007, has been invested in a United States government security. One half of the interest earned in the Trust Account (prior to the payment of any federal, state and local taxes due by the company) up to a maximum of $1,200,000 will be available to the Company to fund legal, accounting and due diligence on prospective acquisitions and continuing general and administrative expenses. At September 30, 2007, the Company had withdrawn a total of $489,826 of its 50% share of the interest earned on the Trust Account to fund legal, accounting, due diligence on prospective acquisitions and continuing general and administrative expenses. At September 30, 2007, a balance of $710,174 is still available to be withdrawn by the Company for it to reach the maximum allowable amount of $1,200,000 for these purposes. The Company believes that the available funds are sufficient to meet these expenditures during 2007.

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

Summary of Significant Accounting Policies

Cash and cash equivalents:

The Company has defined cash and cash equivalents as highly liquid investments with original maturities of less than ninety days. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. As of September 30, 2007 and December 31, 2006, there were no bank balances in excess of FDIC insurance limits. The Company has not experienced any losses in such accounts.

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

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

Deferred interest:

Deferred interest consists of 19.99% of the net interest attributable to the Class B common stockholders, after the deduction of a pro-rata share of the gross interest earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest and after the payment of any federal or state taxes due by the Company. Deferred interest of $58,672 and $3,858 is included in the value of the Class B common stock subject to possible redemption at September 30, 2007 and December 31, 2006, respectively, in the accompanying balance sheets.

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

At September 30, 2007, the Company’s effective Federal tax rate of 32.4% and Georgia State tax rate of 5.7% differs from the statutory rates of 34% and 6%, respectively, due to the use of the net operating losses of $87,243 carried forward from December 31, 2006 and reduction of the corresponding valuation allowance.

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

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

NOTE 3 Accounts payables and accrued liabilities

Accounts payable and accrued liabilities at September 30, 2007 and December 31, 2006, consist of offering costs of $0 and $136,348, audit fees of $10,000 and $60,000, directors and officers insurance premiums of $10,571 and $101,579, income taxes of $15,476 and $0 and other accrued expenses of $25,707 and $4,593, respectively.

NOTE 4 Bank line of credit

On December 19, 2006, Wachovia Bank provided the Company with a line of credit for $250,000 to finance the Company’s general working capital needs. The line of credit will mature in 24 months from the date of the Public Offering, on December 19, 2008. Interest is charged at LIBOR plus 2%, which at September 30, 2007 and December 31, 2006 was 7.72% and 7.34%, respectively, with interest payable monthly and the outstanding principal and interest due and payable at maturity. In accordance with the terms of the line of credit, the bank must authorize all distributions to the Company to the extent that the aggregate sum of interest distributed to the Company from the Trust Account exceeds $900,000. At September 30, 2007 and December 31, 2006, the Company had $0 and $10,000 outstanding under the line of credit, respectively.

NOTE 5 Related party transactions

The Company has agreed to pay several of the officers and directors and/or their affiliated companies an aggregate monthly fee of $7,500 for general and administrative services including office space, utilities, and secretarial support in Shanghai, China and Atlanta, Georgia from the Effective Date of the Public Offering through the completion of a Business Combination. The administrative fee of $7,500 per month is allocated among Primus Capital LLC, an affiliate of Mr. Tanenbaum, CEO; Mr. Marks, President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director. At September 30, 2007 and December 31, 2006, the Company accrued a balance of $0 and $2,903 to the above mentioned officers and directors and/or their affiliated companies.

NOTE 6 Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors. At September 30, 2007 and December 31, 2006, no preferred shares were issued and outstanding.

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

Results of Operations

For the three months ending September 30, 2007 we earned net income after taxes of $131,555. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $119,649 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia of $7,500, paid to several of the officers and directors and/or their affiliated companies. We also provided for $94,263 in income taxes. For the three months ending September 30, 2006 we incurred a net loss after taxes of ($9,142). All of our income was derived from interest income earned from the proceeds from our Private Placement and invested in money market securities. Our operating expenses during the period were $11,492 consisted primarily of expenses related to office operations and professional fees. A deferred income tax asset of approximately $6,200 relating to the Company’s net operating loss of $41,281 is offset by a full valuation allowance based upon a lack of earnings history for the Company, at that time.

For the nine months ending September 30, 2007 we earned net income after taxes of $356,126. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $438,287 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia of $7,500, paid to several of the officers and directors and/or their affiliated companies. We also provided for $219,368 in income taxes. For the period from January 17, 2006 (inception) to September 30, 2006 we incurred a net loss after taxes of ($41,281). All of our income was derived from interest income earned from the proceeds from our Private Placement and invested in money market securities. Our operating expenses during the period were $46,140 consisted primarily of expenses related to office operations and professional fees. A deferred income tax asset of approximately $6,200 relating to the Company’s net operating loss of $41,281 is offset by a full valuation allowance based upon a lack of earnings history for the Company, at that time.

For the period from January 17, 2006 (inception) to September 30, 2007 we earned net income after taxes of $263,580. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $575,514 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia of $7,500, paid to several of the officers and directors and/or their affiliated companies. We also provided for $219,368 in income taxes.

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

The net proceeds from the sale of our Series A and Series B Units, after deducting certain offering expenses of $1,624,438 including underwriting discounts and commissions and placement fees and the proceeds from the Private Placement were $28,263,302. Of this amount, $28,183,313 or $8.24 per each Series B Unit sold to the public, was placed in the Trust Account, and the remaining proceeds of $102,489 were available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest at September 30, 2007. During the quarter ended September 30, 2007, we transferred a total of $238,969 from the Trust Account to the operating account, consisting of $117,132 for various general and administrative expenses incurred during the quarter and $121,837 for Federal and State tax obligations. As of September 30, 2007, there was $28,538,796 held in the Trust Account, of which up to $1,166,561 will be paid to the underwriters if a Business Combination is consummated, but which will be forfeited if a Business Combination is not consummated or a portion of which will be forfeited if a Business Combination is consummated and less than 20% of the public stockholders elect to have their shares redeemed for cash. We will use substantially all of the net proceeds of the Public Offering and Private Placement to acquire a company, including identifying and evaluating prospective acquisition candidates, selecting the company’s business, and structuring, negotiating and consummating the Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the company with which we have consummated a Business Combination.

With respect to a Business Combination which is approved and consummated, any Class B common stockholders who votes against the Business Combination may demand that the Company redeem their shares for cash. The conversion price will equal $8.24 per share of Class B common stock, plus a pro-rata share of the net interest earned in the Trust Account after deducting the lesser of $1,200,000 or 50% of the gross interest and after the payment of any federal, state and local taxes due by the Company. Accordingly, 19.99 % of the Class B common stockholders may seek conversion of their shares in the event of a Business Combination, which amount has been classified as Class B common stock subject to possible redemption in the accompanying September 30, 2007 balance sheet. For each Class B common share included in the 19.99% of the Class B common stockholders who may seek conversion of their shares into cash should a Business Combination be approved, is an amount of $0.32 per Class B common share of deferred underwriters compensation that will be forfeited by the underwriters. Accordingly, at September 30, 2007 $5,695,327 of the net proceeds from the Public Offering and Private Placement has been classified as common stock subject to possible redemption in the Company’s balance sheet.

We believe that the funds available to us outside of the Trust Account and 50% of the interest earned on the Trust Account up to a maximum of $1,200,000, which we may access, will be sufficient to allow us to operate for at least the next 15 months, assuming that a Business Combination is not consummated during that time. At September 30, 2007, the Company had withdrawn a total of $489,826 of its 50% share of the interest earned on the Trust Account to fund legal, accounting, due diligence on prospective acquisitions and continuing general and administrative expenses. At September 30, 2007, a balance of $710,174 is still available to be withdrawn by the Company for it to reach the maximum allowable amount of $1,200,000 for these purposes.

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

On the Closing Date of the Public Offering, Wachovia Bank provided the Company with a line of credit for $250,000 to finance the Company’s general working capital needs, but which does not include any expenses associated with dissolution and liquidation or any amounts that may be due to or reserved for payment to creditors. The line of credit will mature in 24 months from the Closing Date of the Public Offering, being December 13, 2008. Interest is charged at an annual rate of LIBOR plus 2%, with interest payable monthly and the outstanding principal and interest due and payable at maturity. In accordance with the terms of the line of credit, the bank must authorize all distributions to the Company to the extent that the aggregate sum of interest distributed to the Company from the Trust Account exceeds $900,000. At September 30, 2007, the Company had $0 outstanding under the line of credit.

Contractual Obligations

On December 13, 2006, the Company financed $101,250 of insurance premiums due for the Directors and Officers liability insurance coverage. Interest is charged at an annual percentage rate of 9.7% with the balance due in ten equal monthly payments of $10,571 starting from January 2007. At September 30, 2007, the Company owed $10,571 under this financing agreement. The Company does not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

The Company has agreed to pay several of the officers and directors and/or their affiliated companies an aggregate monthly fee of $7,500 for general and administrative services including office space, utilities, and secretarial support in Shanghai, China and Atlanta, Georgia from the Effective Date of the Public Offering through the completion of a Business Combination. The administrative fee of $7,500 per month is allocated among Primus Capital LLC, an affiliate of Mr. Tanenbaum, CEO; Mr. Marks, President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director. At September 30, 2007 and December 31, 2006, the Company accrued a balance of $0 and $2,903, respectively, to the above mentioned officers and directors and/or their affiliated companies.

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended September 30, 2007 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

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

Middle Kingdom Alliance Corp.

November 1, 2007	/s/ Bernard J. Tanenbaum III
Bernard J. Tanenbaum III Chief Executive Officer

November 1, 2007	/s/ Fred A. Brasch
Fred A. Brasch Chief Financial Officer