Form 10-K
period 2007-12-31
Middle Kingdom Alliance Corp.
filed 2008-03-28
CIK 1360244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-52358

MIDDLE KINGDOM ALLIANCE CORP

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter. $27,132,130

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. There were 1,065,650 shares of the Company’s Common Stock, 3,420,305 shares of the Company’s Class B Common Stock, 1,578,250 of the Company’s Class A Warrants, and 3,420,305 of the Company’s Class B Warrants, outstanding on February 12, 2008.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TAB LE OF CONTENTS

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” and “our company” refer to Middle Kingdom Alliance Corp. (“Middle Kingdom”), a Delaware corporation.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains forward-looking statements, including, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this report. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under our “Description of Business” and matters described in this report generally. In light of these risks and uncertainties, the events anticipated in the forward-looking statements may or may not occur. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Item 1A. Risk Factors.”

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

On December 19, 2006 we completed our Initial Public Offering of 198,000 Series A Units (consisting of one share of Common Stock and five non-redeemable Class A Warrants) and 3,300,000 Series B Units (consisting of one share of Class B Common Stock and one redeemable Class B Warrant) for $8.00 per unit before underwriting fees and expenses, for gross proceeds of $27,984,000. In January 2007 our underwriters exercised a portion of their over-allotment option by purchasing 27,200 Series A Units and 120,305 Series B Units, for gross proceeds of $1,180,040. Of the total gross proceeds of $29,164,040 from our IPO, plus $723,600 of the proceeds of the private placement of our Series A Units prior to our IPO, $28,183,313 was placed in a trust account with Continental Stock Transfer and Trust Company (the “Trust Account”). If we do not complete a business combination by June 13, 2008, orby December 13, 2008 if we enter into either a letter of intent or an agreement in principle by June 13, 2008, we will be liquidated and the proceeds of the Trust Account will be distributed to our Class B Stockholders. In such event, our Common Stock will lose substantially all of its value, and our Class A Warrants, and Class B Warrants will become worthless. In order to complete a business combination we will have to obtain the approval of a majority of the holders of our Class B Stock (excluding our officers, directors and sponsor) voting at a meeting of shareholders called for such purpose, and less than 20% of the holders of our Class B Common Stock may vote against such transaction and exercise their conversion rights.

We do not intend to limit prospective target businesses to a particular industry. We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our IPO, our capital stock, debt or a combination of these in completing a business combination. Our management has broad discretion with respect to the specific application of the net proceeds held in the Trust Account. While we may seek to complete business combinations with more than one target business, we will probably have the ability, as a result of our limited resources and the remaining time period prior to our required liquidation, to complete only a single business combination.

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

Although our efforts in identifying prospective target businesses will not be limited to a particular industry, we intend to focus on industries in which the above factors are evident and changes in industrial technology provide particular opportunities for growth. In addition, we have been and intend to seek as potential business combination targets, companies displaying a number of the following characteristics:

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

Completing a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize the amount in the Trust Account, our capital stock, debt or a combination of these in completing a business combination. Although all of the amount in our trust is intended to be generally applied toward completing a business combination, such amounts are not otherwise being designated for any more specific purposes. Accordingly, our shareholders have no opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may be made with a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may select targets that are in the early stages of their development or have been recently formed, provided that such companies are earning revenues and/or are generating net income.

We have not established specific criteria for a target business or target industry.

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

Sources of target businesses

Since the completion of our IPO numerous target business candidates have been brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Our officers, directors and advisors, as well as their affiliates have also brought to our attention target business candidates. We may, but have not at this time, engaged professional firms that specialize in business combinations to assist us in finding target business candidates, in which event we may pay a finder’s fee, retainer or other compensation. In no event, however, will we pay any of our existing officers or directors or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the completion of a business combination.

Selection of a target business and structuring of a business combination

Subject to the limitations that the initial business combination must be a transaction with one or more operating businesses having primary or substantial business operations located in the PRC and in which the collective fair market value of the target businesses, at the time of the business combination, is at least 80% of our net assets at the time of the business combination, our management will have virtually unrestricted flexibility in identifying and selecting prospective target businesses. In evaluating prospective target businesses, our management will consider, among other factors, the following:

•	financial condition and results of operations;

•	growth potential;

•	experience and skill of management, our ability to retain such management, and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry into the industry of the target business and other industries;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry;

•	costs associated with completing the business combination; and

•	time and cost to complete and analyze audited financial statements prepared according to U.S. Generally Accepted Accounting Principles or the International Reporting Standards.

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

In connection with the vote required for any business combination, our officers, directors and sponsor, have agreed to vote any Class B shares owned by them in accordance with the majority of the Class B shares voted by the public Class B stockholders. As used in this report, “in accordance with the majority” means that such officers, directors and sponsor will vote the entirety of their Class B shares either for or against a business combination, as determined by the totality of the public Class B stockholder vote.

Conversion rights

At the time we seek Class B stockholder approval of any business combination, we will offer each Class B stockholder the right to have his, her or its shares of Class B Common Stock converted to cash if he, she or it votes against the business combination and the business combination is approved and completed. The holders of our Common Stock will not be entitled to seek conversion of their shares. The per-share conversion price will be $8.24 per Class B share, plus a pro-rata share of the interest earned on the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest, less the payment of any federal, state or local taxes due by the Company. An eligible Class B stockholder may request conversion at any time after the mailing to our Class B stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the Class B stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to Class B stockholders entitled to convert their Class B shares who elect conversion will be distributed promptly after completion of a business combination. Any Class B stockholder who converts his, her or its stock into his, her or its share of the Trust Account still has the right to exercise the warrants that he, she or it received as part of the Series B Units. We will not complete any business combination if Class B stockholders owning 20% or more of the Class B shares outstanding vote against the business combination and exercise their conversion rights.

Distribution of Trust Account to stockholders if no business combination

If we do not complete a business combination by June 13, 2008, or by December 13, 2008 if the extension criteria previously described has been satisfied, we will, as part of any plan of dissolution and liquidation in accordance with the applicable provisions of the Delaware General Corporate Law, distribute to all of our Class B stockholders a sum equal to $8.24 per Class B share, plus a pro-rata share of the interest earned on the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest , less the payment of any federal , state or local taxes due by the Company, and all then outstanding shares of Class B Common Stock will be automatically cancelled. After payment of the above amounts to our Class B Common Stockholders, the holders of Common Stock, including our officers, directors and sponsors, will be entitled to receive any remaining proceeds held in the Trust Account or held in our operating account. There will be no distribution from the Trust Account with respect to our Class A and Class B Warrants, which will expire worthless. In addition, the underwriters have agreed to waive their rights to the deferred underwriters’ discount $1,166,562 deposited in the Trust Account for their benefit.

The distribution per Class B share is $8.24 per Class B share, plus a pro-rata share of the interest earned on the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest, less the payment of any federal, state or local taxes due by the Company. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which could be senior to the claims of our Class B stockholders. We cannot assure you that the actual distribution per Class B share will not be less than $8.24 due to claims of creditors. If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our Trust Account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account we cannot assure you we will be able to return to our Class B stockholders the liquidation amounts due them.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to June 13, 2008, but are unable to complete the business combination by such date, then we will have an additional six months—until December 13, 2008—in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. In such an event, if we are unable to complete the business combination by December 13, 2008, we will then liquidate. Upon notice from us, the trustee of the Trust Account will commence liquidating the investments constituting the Trust Account and will turn over the proceeds to our transfer agent for distribution to our Class B Common Stockholders and Common Stockholders as described above. We anticipate that our instruction to the trustee would be given after the expiration of the applicable 18-month or 24-month period and after the receipt of approval from the Class B and Common Stockholders as described below. We cannot determine the timeframe for receipt of the approvals described below.

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

Pursuant to, among other documents, our amended and restated certificate of incorporation, if we do not complete a business combination by June 13, 2008, or by December 13, 2008 if the extension criteria described below have been satisfied, our purpose and powers will be limited to dissolving, liquidating and winding up. We view this obligation to dissolve and liquidate as an obligation to our stockholders and neither we nor our board of directors will take any action to amend or waive any provision of our certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time periods. We intend to pay the costs of dissolution and liquidation from our remaining assets outside of the Trust Account and from funds released to us for working capital. We expect that the costs associated with the implementation and completion of our plan of dissolution and distribution will be approximately $125,000 and will be funded by any funds not held in the Trust Account although we cannot assure you that there will be sufficient funds for such purpose. If these assets are not sufficient, we will pay the costs from the interest earned on the Trust Account, after the payment of federal, state and local taxes, which is not distributed to us for operations, which will reduce the amounts available to our Class B and Common Stockholders. However, in connection with a liquidation, we cannot predict with certainty: (a) the potential claims or lawsuits that may be brought against us; (b) what waiver agreements, if any, we will obtain from vendors, service providers and prospective target businesses; (c) the amount of additional expenses that we may incur that exceeds the amount of funds held outside of the trust; and (d) our ability to ensure that the proceeds held in trust are not reduced by claims of target businesses or vendors. As such, it is possible that foregoing claims could result in a reduction of the principal in the Trust Account, which would reduce the amounts payable to our Class B stockholders in a liquidation below $8.24 per share. We currently believe that any plan of dissolution and distribution subsequent to the expiration of the deadline by which we must complete a business combination would proceed in the following manner:

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

•

we may consummate our initial business combination if: (i) approved by a majority of the Class B Common Stockholders casting votes at a meeting called for such purpose, and (ii) Class B stockholders owning less than 20% of the Class B Common Stock purchased in our IPO exercise their conversion rights;

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

On April 8, 2005, SAFE issued another regulation further explaining and expanding upon the January 24,

2005 regulation. The April regulation clarified that, where a PRC company is acquired by an offshore company in which PRC residents directly or indirectly hold shares, such PRC residents must (i) register with the local SAFE regarding their respective ownership interests in the offshore company, even if the transaction occurred prior to the January regulation, and (ii) file amendments to such registration concerning any material events of the offshore company, such as changes in share capital and share transfers. The April regulation also expanded the statutory definition of the term “foreign acquisition,” making the regulations applicable to any transaction that results in PRC residents directly or indirectly holding shares in the offshore company that has an ownership interest in a PRC company. The April regulation also provides that failure to comply with the registration procedures set forth therein may result in the imposition of restrictions on the PRC company’s foreign exchange activities and its ability to distribute profits to its offshore parent company.

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

Under these regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese funding standards and regulations. In addition, wholly foreign-owned enterprises in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends.

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

We will not enter into a business combination with a target business if audited financial statements cannot be obtained for the target business on a timely basis. Additionally, our management will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business. The financial statements of potential target businesses will be required to be prepared in accordance with United States generally accepted accounting principles or the International Reporting Standards and audited in accordance with the standards of the Public Company Accounting Oversight Board (United States). To the extent that this requirement cannot be met, we will not be able to complete the business combination with the proposed target business. This may limit the pool of potential business combination candidates, given the broad range of companies with which we may consummate a business combination.

We are required to comply with the management report portion of the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2007. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Of the Trust Account, $8.24 per share of Class B Common Stock, plus a pro-rata share of the interest earned on the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest, less the payment of any federal, state or local taxes due by the company, is reserved for holders of our Class B Common Stock that was sold as part of the Series B Units. Consequently, if we are unable to complete a business combination, the holders of Common Stock that was sold as part of the Series A Units, as well as our existing Common Stockholders, will only be entitled to participate in the distribution of the Trust Account to the extent that any proceeds remain after payment of $8.24 per Class B share, plus a pro-rata share of the interest earned on the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest , less the payment of any federal, state or local taxes due by the company, to the Class B Common Stockholders.

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

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have our vendors, prospective target businesses or other entities we engage execute agreement with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Class B stockholders, there is no guarantee that they will execute such agreements, and such agreements may or may not be enforceable. There is also no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our Class B stockholders and the per-share liquidation price could be less than $8.24, due to claims of such creditors. In the event of liquidation, our officers, directors, and initial stockholder have agreed to indemnify us from any third party claims against us that would reduce the amount of funds held in trust, on a several basis, in proportion to their ownership interest in our Series A Units prior to our IPO.

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

Based on publicly available information, there are many similarly structured companies seeking to carry out a business combination with a China-based company. While some of those companies have specific industries in which they must complete a business combination, a number of them may complete a business combination in any industry they choose. We may therefore be subject to other companies seeking to consummate a business plan similar to ours, which as a result, will increase demand for privately-held companies to combine with companies structured similarly to ours. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally because of this competition we cannot assure you that we will be able to complete a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

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

Our certificate of incorporation authorizes the issuance of up to 15,000,000 shares of Common Stock, 5,000,000 shares of Class B Common Stock, and 1,000,000 shares of preferred stock. As of February 12, 2008 there were 5,515,490 authorized but unissued shares of our Common Stock and 1,579,695 authorized but unissued shares of our Class B Common Stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding Class A and Class B Warrants, conversion of our Class B Common Stock, and the purchase option granted to the representatives of the underwriters or the “Representatives”), and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of this date to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our Common Stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our Common Stock or any number of shares of our preferred stock:

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

We are dependent upon 50% of the interest earned on the Trust Account, less the payment of any federal, state or local taxes due by the company, up to a maximum of $1,200,000 and our line of credit to fund our search for a target company and completion of a business combination.

We are dependent upon sufficient interest being earned on the proceeds held in the Trust Account to provide us with the additional working capital we will need to search for a target company and consummate a business combination. While we are entitled to 50% of the interest earned on the Trust Account, less the payment of any federal, state or local taxes due by the company, up to a maximum of $1,200,000, if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. At December 31, 2007, the Company had withdrawn a total of $691,532 of its 50% share of the interest earned on the Trust Account to fund legal, accounting, due diligence on prospective acquisitions and continuing general and administrative expenses. At December 31, 2007, a balance of $508,468 is still available to be withdrawn by the Company for it to reach the maximum allowable amount of $1,200,000 for these purposes. We have also received a $250,000 line of credit from Wachovia Bank which will be used to finance our general working capital needs. The line of credit will mature on December 19, 2008 and bears interest at LIBOR plus 2% with interest payable monthly and the outstanding principal and interest due and payable at maturity. The line of credit provides that the bank must authorize all distributions to us to the extent that the aggregate sum of interest distributed to us from the Trust Account exceeds $900,000. As such, the bank will require us to utilize any distributions in excess of $900,000 available to us from the Trust Account to repay the line of credit. As long as there is availability to borrow under the line of credit, we will need the bank’s prior approval to draw down any distributions in excess of $900,000 available to us from the Trust Account. At December 31, 2007 and December 31, 2006, the Company had $0 outstanding under the line of credit.

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

As of March 28, 2008, our officers, directors and sponsors collectively own 845,200 shares of our Common Stock, which equals 18.84% of our aggregate issued and outstanding shares of Common Stock and Class B Common Stock, which votes as one class other than in connection with a proposed business combination for which only the Class B Common Stock votes. As such, our officers, directors and sponsors have considerable voting power in connection with substantially all corporate actions and decisions other than in connection with a proposed business combination.

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

If our officers, directors and sponsor exercise their registration rights, it may have an adverse effect on the market price of our Common Stock and the existence of those rights may make it more difficult to complete a business combination.

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

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities more than if our securities were listed on the NASDAQ Stock Market or another national exchange.

Our securities are traded in the over-the-counter market. They are quoted on the OTC Bulletin Board, a NASDAQ-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were listed on a national exchange.

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

We may enter into a business transaction with an affiliate of our officers, directors or sponsor , which may create the appearance of a conflict of interest.

Although we are not currently evaluating any business affiliated with any of our officers, directors, or sponsors, the possibility exists that we may acquire a business affiliated with one or more of such persons. We will consider any target businesses presented to us, and do not have any policy on the consideration of target businesses affiliated with our officers, directors, and sponsors. Should we seek to acquire such a business, the appearance of a potential conflict of interest would exist and an actual conflict of interest could exist. For example, such a transaction may create an appearance that a director or officer recommended a business combination solely for personal profit and not because it was in our best interest. Our management and board intend to act in accord with their fiduciary duties to us, and to our shareholders, including obtaining an independent fairness opinion in the event we decide to pursue a business transaction with an affiliate of our directors, officers or sponsors.

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

The requirement that we complete a business combination by June 13, 2008, or December 13, 2008 if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after the effective date of the IPO and the business combination has not been consummated within such 18 month period, may give potential target businesses leverage over us in negotiating a business combination.

If we have not consummated a business combination by June 13, 2008 or December 13, 2008 if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after the IPO and the business combination has not been consummated within such 18 month period, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Any potential target business with which we enter into negotiations concerning a business combination will be aware of these requirements. Consequently, the closer we get to one of the time limits, the greater the leverage a target business will have over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any target business within the required timeframe.

Prospective target business’ compliance with the Sarbanes-Oxley Act of 2002 may increase the time and costs of completing an acquisition.

Our prospective target business may not be in compliance with the provisions of the Sarbanes-Oxley Act of 2002 regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Risk related to our financial condition

Going Concern

As shown in the accompanying audited financial statements beginning on Page F-1 as of December 31, 2007 and for the year then ended, the Company has neither commenced any operations nor generated any operating revenue. The Company will be required to commence its liquidation if a business combination is not consummated by June 13, 2008, unless certain extension criteria are met, in which case the Company will have until December 13, 2008 to consummate a business combination. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm has stated in their Auditor’s Report dated March 28, 2008, as of December 31, 2007 and for the year then ended that this raises substantial doubt about our ability to continue as a going concern.

Risks associated with our completing a business combination with a target business in the PRC.

After a business combination, substantially all of our assets could be located in China and substantially all of our revenue will be derived from our operations in China. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal developments in China., which has and continues to rapidly change.

The PRC’s economic, political and social conditions, as well as government policies, could affect our business. The PRC economy differs from the economies of most developed countries in many respects.

Since 1978 China has been one of the world’s fastest-growing economies in terms of gross domestic product, or GDP growth. We cannot assure you, however, that such growth will be sustained in the future. If in the future China’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate a business combination and if we complete a business combination, the ability of that target business to remain profitable.

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

As a result of merger and acquisition regulations implemented on September 8, 2006 relating to acquisitions of assets and equity interests of Chinese companies by foreign persons (the “M&A Rules”), it is expected that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction.

On September 8, 2006, the Ministry of Commerce (MOFCOM), together with several other government agencies, promulgated a comprehensive set of regulations governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside the PRC. The M&A Rules established, among other things, additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming, complex and uncertain, including but without limitations to, the requirement in some instances that the MOFCOM be notified in advance when a foreign investor acquires equity or assets of a PRC domestic enterprise. Although there was a complex series of regulations in place prior to September 8, 2006 for approval of Chinese enterprises that were administered by a combination of provincial and centralized agencies, the new regulations have largely centralized and expanded the approval process to MOFCOM, the State Administration of Industry and Commerce (SAIC), the State Administration of Foreign Exchange (SAFE) or its branch offices, the State Asset Supervision and Administration Commission (SASAC), and the China Securities Regulatory Commission (CSRC). Depending on the structure of the transaction, these regulations will require the Chinese parties to make a series of applications and supplemental applications to the aforementioned agencies, some of which must be made within strict time limits and depending on approvals from one or the other of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and evaluations of the acquirer which will permit the government to assess the economics of a transaction in addition to the compliance with legal requirements. If obtained, approvals will have expiration dates by which a transaction must be completed. Also, completed transactions must be reported to MOFCOM and some of the other agencies within a short period after closing and be confirmed by such agencies. If the completed transactions are not confirmed, it could render the transaction legally ineffective even if consummated by the parties. In extreme cases, the authorities could suspend or revoke the business license of the Chinese entities and cause an unwinding of the transaction. If the transaction was unwound, the consideration paid to the target business would be returned to us and we would then be forced to either attempt to complete a new business combination if it was prior to 24 months from the effective date of our IPO or we would be required to return any amounts which were held in the trust account to our shareholders and dissolve and liquidate. It is expected that compliance with the regulations will be more time consuming than in the past, will be more costly for the Chinese parties and will permit the government much more extensive evaluation and control over the terms of the transaction. Therefore, acquisitions in the PRC may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

Because the September 8, 2006, PRC merger and acquisition regulations permit the government agencies to have scrutiny over the economics of an acquisition transaction and require consideration in a transaction to be paid within stated time limits, we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protect their interests in a transaction.

The regulations have introduced aspects of economic and substantive analysis of the target business and the acquirer and the terms of the transaction by MOFCOM and the other governing agencies through submissions of an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets. The regulations require that in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of a year. Because the Chinese authorities have been unhappy with offshore flips which converted domestic companies into foreign investment enterprises (FIEs) in order to take advantage of certain benefits, including reduced taxation in the PRC, the new regulations require new foreign sourced capital of not less than 25% of the domestic company’s post–acquisition capital in order to obtain FIE treatment. Accordingly, if a sufficient amount of foreign capital is not infused into the domestic company, it will not be eligible to obtain FIE treatment. In asset transactions there must be no harm of third parties and the public interest in the allocation of assets and liabilities being assumed or acquired. These aspects of the regulations will limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our shareholders interests in an acquisition of a Chinese business or assets.

The PRC merger and acquisition regulations of September 8, 2006, have introduced industry protection and anti-trust aspects to the acquisition of Chinese companies and assets which may limit our ability to effect an acquisition.

Under the PRC merger and acquisition regulations, acquisitions of Chinese domestic companies relating to “important industries” that may affect the national economic security or result in the transfer of “actual control” of companies having “famous Chinese brand names” or “well established Chinese brand names” must be reported and approved by the relevant agencies. The merger and acquisition regulations also provide for antitrust review requirements for certain large transactions or transactions involving large companies and roll-up transactions with the same effect in the relevant Chinese market. In addition, certain mergers and acquisitions among foreign companies occurring outside of the PRC could also be subject to antitrust review in the PRC which is similar to United States anti-trust law concepts.

Although the merger and acquisition regulations provide specific requirements and procedures, there are many ambiguities which give the regulators great latitude in the approval process which will cause uncertainty in our ability to complete a transaction on a timely basis.

The merger and acquisition regulations set forth many requirements that have to be followed, but there are still many ambiguities in the meaning of many provisions. Although further regulations are anticipated in the future, until there has been clarification either by pronouncements, regulation or practice, there is some uncertainty in the scope of the regulations. Moreover, the ambiguities give the regulators wide latitude in the enforcement of the regulations and the transactions to which they may or may not apply. Therefore, we cannot predict the extent to which the regulations will apply to a transaction, and therefore, there may be uncertainty in whether or not a transaction will be completed until the approval process is under way or until the preliminary approvals are obtained.

The Ministry of Information Industry (MII) issued regulations that regulate and limit ownership and investment in internet and other value-added telecommunications businesses in the PRC which may limit the type of businesses we will be able to acquire.

On July 13, 2006, the MII issued a notice with the purpose of increasing the regulation of foreign investment in and operations of value added telecom services which includes internet and telecommunications businesses in the PRC. The regulations require Chinese entities to own and control the following: (i) internet domain names, (ii) registered trademarks, and (iii) servers and other infrastructure equipment used to host and operate web-sites and conduct business. The ownership requirements functionally limit foreign direct and indirect ownership and control of the intellectual property of these businesses even when attempted through various parallel control, licensing, use and management agreements. It is anticipated that these regulations will be strictly enforced, and the government has provided that the new regulations apply retroactively and provides for government audit procedures. The failure to comply may cause the MII to terminate a telecommunications license or otherwise modify existing agreements or require the disposition of the assets by the foreign entity. Any anticipated foreign investment in such businesses will be subject to prior approval by the MII, and it is expected that approval for investment may not be easily obtained for foreign investment in these businesses unless in strict compliance. Therefore, investment by us in this sector may not be actively pursued because certain assets may not be acquirable and accounting consolidation may be restricted or not permitted as a result of an unfavorable but permitted transaction structure.

Any devaluation of currencies used in the PRC could negatively impact our target business’ results of operations and any appreciation thereof could cause the cost of a target business as measured in dollars to increase.

Because our objective is to complete a business combination with a target business likely to have its primary operating facilities located in the PRC, and because substantially all revenues and income following a business combination would be received in a foreign currency such as Renminbi, the main currency used in the PRC, the dollar equivalent of our net assets and distributions, if any, would be adversely affected by reductions in the value of the Renminbi. The value of the Renminbi fluctuates and is affected by, among other things, changes in the PRC’s political and economic conditions. To the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Renminbi we convert would be reduced. The conversion of Renminbi into foreign currencies such as the United States dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Historically, the PRC “pegged” its currency to the United States dollar. This meant that each unit of Chinese currency had a set ratio for which it could be exchanged for United States currency, as opposed to having a floating value like other countries’ currencies. Many countries argued that this system of keeping the Chinese currency low when compared to other countries gave Chinese companies an unfair price advantage over foreign companies. Due to mounting pressure from other countries, the PRC reformed its economic policies and adopted a floating rate with respect to the Renminbi. As of December 31, 2007, the exchange rate of the Renminbi was 7.3141 against the United States dollar, amounting to approximately a 6.5% appreciation of the Renminbi in 2007. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could cause the cost of a target business as measured in dollars to increase. Further, target companies may be adversely affected since the competitive advantages that existed as a result of the former policies will cease. We cannot assure you that a target business with which we consummate a business combination will be able to compete effectively with the new policies in place.

Exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively following a business combination.

Following a business combination, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the State Administration for Foreign Exchange (SAFE) regulates the conversion of the Renminbi into foreign currencies. Currently, foreign investment enterprises (FIEs) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following a business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency conversion within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE. We cannot assure you that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC.

If the PRC enacts regulations in our target business’ proposed industry segments which forbid or restrict foreign investment, our ability to consummate a business combination could be severely impaired.

Many of the rules and regulations that companies face in the PRC are not explicitly communicated. If new laws or regulations forbid foreign investment in industries in which we want to complete a business combination, they could severely limit the candidate pool of potential target businesses. Additionally, if the relevant Chinese authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations;

•	prohibiting possible future PRC subsidiaries or affiliates from returning the investments and profits abroad; and

•	requiring that we discontinue any portion or all of our business.

The imposition of any of the above penalties could result in a material and adverse effect on our ability to conduct our business as well as our financial situation and we might be forced to relinquish our interests in operations.

In many cases, existing regulations with regard to investments from foreign investors and domestic private capital lack detailed explanations and operational procedures, and are subject to interpretation, which may change over time. We thus cannot be certain how the regulations will be applied to our business, either currently or in the future. Moreover, new regulations may be adopted or the interpretation of existing regulations may change, any of which could result in similar penalties, resulting in a material and adverse effect on our ability to conduct our business as well as our financial situation.

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

Because any target business with which we attempt to complete a business combination will be required to provide our stockholders with financial statements prepared in accordance with and reconciled to United States Generally Accepted Accounting Principles or International Reporting Standards, prospective target businesses may be limited.

In accordance with requirements of United States federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared either in accordance with U.S. Generally Accepted Accounting Principles or International Reporting Standards and audited in accordance with the standards of the Public Company Accounting Oversight Board (United States). To the extent that a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, U.S. Generally Accepted Accounting Principles, or International Reporting Standards and audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), we will not be able to enter into a business combination with that proposed target business. These financial statements may limit the pool of potential target businesses with which we may complete a business combination.

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

Regulations were issued on January 24, 2005, on April 8, 2005, on October 21, 2005, and on September 8, 2006, by the PRC State Administration of Foreign Exchange, or SAFE, that will require approvals from, and registrations with, PRC government authorities in connection with direct or indirect offshore investment activities by PRC residents and PRC corporate entities; however, there has been a recent announcement that such regulations may be partially reversed. The SAFE regulations retroactively require approval and registration of direct or indirect investments previously made by PRC residents in offshore companies. In the event that a PRC shareholder with a direct or indirect stake in an offshore parent company fails to obtain the required SAFE approval and make the required registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Further, failure to comply with the various SAFE approval and registration requirements described above, as currently drafted, could result in liability under PRC law for foreign exchange evasion. The regulations discussed could also result in the relevant Chinese government authorities limiting or eliminating our ability to purchase and retain foreign currencies in the future, which could limit or eliminate our ability to pay dividends in the future. More recently, however, new regulations have been drafted that modify the policy that requires Chinese companies to obtain permission from SAFE to own overseas corporate entities. As a result of the lack of implementing rules, the uncertainty as to when the new draft regulations will take effect, and uncertainty concerning the reconciliation of the new regulations with other approval requirements, it remains unclear how these existing regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We are committed to complying with the relevant rules. As a result of the foregoing, we cannot assure you that we or the owners of the target business with whom we intend to complete a business combination, will be able to complete the necessary approval, filings and registrations for a proposed business combination. This may restrict our ability to implement our business combination strategy and adversely affect our operations.

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

Market Information

Our Series A Units and Series B Units were traded on the OTC Bulletin Board over-the-counter market from December 14, 2006 under the symbols “MKGDU.OB” and “MKGBU.OB,” respectively, until March 13, 2007, when such units were broken into individual components consisting of Common Stock, Class B Common Stock, Class A Warrants, and Class B Warrants, which components commenced trading on the Pink Sheets and on March 14, 2007 such components began trading on the OTC Bulletin Board, under the symbols, “MKGD” (Common Stock), “MKGBB”(Class B Common Stock), “MKGDW” (Series A Warrants), and “MKGBW” (Series B Warrants).

The following table shows the high and low closing prices of our Series A and Series B Units during the fiscal years ending December 31, 2006 (between December 14-31, 2006) and 2007 and the high and low closing prices of our Common Stock, Class B Common Stock, Class A Warrants and Class B Warrants as reported during the fiscal year ending December 31, 2007, in each case by the NASD.

	Series A Units MKGDU.OB		Series B Units MKGBU.OB		Common Stock MKGD		Class B Common MKGBB		Series A Warrants MKGDW		Series B Warrants MKGBW
	High	Low	High	Low	High	Low	High	Low	High	Low	High	Low
Fourth Quarter 2006	$8.50	$8.00	$8.10	$8.00	(1)	(1)	(1)	(1)	(1)	(1)	(1)	(1)
First Quarter 2007	$10.50	$7.60	$8.50	$7.91	$6.00	$4.05	$7.60	$7.38	$1.50	$0.75	$1.00	$0.70
Second Quarter 2007	$9.25	$7.30	$8.65	$8.20	$4.05	$2.95	$7.77	$7.55	$1.50	$0.75	$0.77	$0.70
Third Quarter 2007	$10.95	$7.80	$8.60	$8.17	$2.95	$1.70	$7.83	$7.73	$1.05	$0.90	$0.76	$0.50
Fourth Quarter 2007	$10.95	$6.00	$8.95	$8.16	$1.80	$1.10	$7.90	$7.81	$1.05	$1.00	$0.95	$0.46

(1)	On March 13, 2007 the Company was informed by I-Bankers Securities, Incorporated., the Managing Underwriter of the Company’s initial public offering, that holders of the Company’s Series A and Series B Units may elect to separately trade the Common Stock, Class B Common Stock, Class A Warrants, and Class B Warrants included in such units, commencing on March 13, 2007. The Common Stock, Class B Common Stock, Class A Warrants and Class B Warrants commenced being quoted on the Pink Sheets on March 13, 2007, and on the OTC Bulletin Board on March 14, 2007.

Holders

As of March 18, 2008, there were 10 holders of record of our Common Stock and 1 holder of record of our Class B Common Stock.

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

Purchase of Equity Securities by the Registrant and Affiliated Purchasers

We did not repurchase any shares of our Common Stock or Class B Common Stock during the fiscal year ending December 31, 2007.

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

Name	Number of Shares of Common Stock	Series A Units
		Common Stock Underlying Series A Units	Class A Warrants Underlying Series A Units
High Capital Funding LLC	281,250	51,652	258,260
Bernard J. Tanenbaum III	121,875	10,174	50,870
Michael Marks(1)	121,875	10,174	50,870
MTP Holdings Ltd(2)	75,000	6,261	31,305
Allan Shu Cheuk Lam(3)	75,000	6,261	31,305
Anthony Ng	37,500	3,130	15,650
David A. Rapaport	18,750	2,015	10,075
Fred A. Brasch	18,750	783	3,915

	750,000	90,450	452,250

(1)	These securities are held in the name of Gedeon International Limited. Mr. Marks has voting and dispositive control over these securities.
(2)	These securities are held in the name of MTP Holdings Ltd. and represent the aggregate amount held by Messrs. Yao, Chai, and Ding. Mr. Yao is a director of the company and Messrs. Chai and Ding are executive officers.
(3)	These securities are held 50% in the name of Supreme Ocean Development Limited of which Mr. Lam has voting and dispositive control, and 50% by Mr. Lam directly.

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

The following table summarizes the relevant financial data for our business and is derived from the audited financial statements of the Company and should be read in conjunction with those financial statements, and the notes and schedules related thereto, which are included in this report. To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and sourcing a suitable business combination candidate.

Statement of Operations Data	For the Year Ended December 31, 2007	Period from January 17, 2006 (inception) to December 31, 2006	Period from January 17, 2006 (inception) to December 31, 2007
Interest income	$1,316,546	$44,680	$1,361,226
General, administrative and legal expenses	$650,384	$137,226	$787,610
Net income (loss) before provision for income taxes	$666,162	$(92,546)	$573,616
Provision for income taxes	$262,896	$—	$262,896
Net income (loss)	$403,266	$(92,546)	$310,720
Accretion of trust account relating to Class B common stock subject to possible redemption	$69,751	$3,858	$73,609
Net income (loss) attributable to Class B common stockholders and Common stockholders	$403,266	$(92,546)	$310,720
Class B common stock subject to possible redemption	684,060	659,999
Weighted average number of shares outstanding	4,477,417	886,320
Net income (loss) per share—basic and diluted	$0.09	$(0.10)

Balance Sheet Data	December 31, 2007	December 31, 2006
Cash	$168,915	$2,828
Investments held in trust account	$28,570,476	$27,229,971
Prepaid expenses	$42,096	$132,197
Total assets	$28,781,487	$27,364,996
Total current liabilities, including $947,662 and $908,160 deferred underwriting fee	$1,056,948	$1,220,680
Class B common stock, 684,060 and 659,999 shares subject to possible redemption	$5,710,264	$5,442,250
Total stockholders’ equity	$22,014,275	$20,702,066
Total liabilities and stockholders’ equity	$28,781,487	$27,364,996

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under Item 1A “Risk Factors” in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our audited Financial Statements and related Notes thereto included elsewhere in this report.

Overview

We were formed on January 17, 2006, to serve as a vehicle to effect a merger, capital stock exchange, asset purchase or other similar business combination (“Business Combination”) with a company having its primary or substantial operations in China. We intend to utilize cash derived from the proceeds of our Initial Public Offering (“Public Offering”), Private Placement, our capital stock, debt or a combination of cash, capital stock and debt, in completing a Business Combination. We are currently a shell company, and we will remain a shell company until we engage in a business combination.

All activities for the period from January 17, 2006 (inception) through December 31, 2007 relate to the Company’s formation, the completion of the Public Offering and the search for a company with whom to effect a Business Combination. At December 31, 2007, the Company had not entered into a definitive agreement to complete a Business Combination.

In pursuit of our plan of completing an appropriate business combination we actively seek introductions to qualified target companies by contacting and then often meeting with bankers, government officials, consultants, advisors, and other potential intermediaries. This process has thus far resulted in our review of information and/or meetings with management or representatives of more than 50 companies, each with substantial operations in China. Subsequent to these introductory reviews, if we view the company positively and if the company expresses an interest in exploring a business combination with us, we may conduct a preliminary level of due diligence. We have occasionally explored business combinations through the issuance of non–binding letters which outline the basic terms that we propose for a potential business combination. These non-binding letters may also provide for collaborative efforts which may lead to a business combination. We are presently actively involved in negotiations with more than one potential target company, any of which might lead to a single business combination. However, we cannot offer any assurances that any of these negotiations will result in an agreement to complete a business combination. If any of these negotiations were to result in such an agreement, the completion of a business combination would still be subject to the approval of a majority of our Class B shareholders casting votes at a meeting held for such purpose, and less than 20% of the holders of our Class B Common Stock voting against such transaction and exercising their conversion rights.

If the Company does not enter into a letter of intent, an agreement in principle or a definitive agreement

(collectively “Agreement”) to complete a Business Combination prior to the expiration of 18 months after the effective date of our Public Offering, being June 13, 2008, we will then liquidate. If the Company does enter into an Agreement to complete a business combination prior to June 13, 2008, but are unable to complete the business combination prior to such date, then we will have an additional 6 months in which to complete the Business Combination contemplated by the Agreement. If we are unable to do so by the expiration of the 24-month period from the effective date of our Public Offering, being December 13, 2008, we will then liquidate.

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

Results of Operations

For the fiscal year ending December 31, 2007 we earned net income after taxes of $403,266. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $650,384 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia of $7,500, paid to several of the officers and directors and/or their affiliated companies. We also provided for $262,896 in income taxes.

For the period from January 17, 2006 (inception) to December 31, 2006 the Company had a net operating loss of $92,546. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $137,226 and consisted primarily of expenses related to office operations and professional fees. A deferred income tax asset of approximately $17,000 relating to the Company’s net operating loss of $92,546 was offset by a full valuation allowance based upon a lack of earnings history for the Company, at that time.

For the period from January 17, 2006 (inception) to December 31, 2007 we earned net income after taxes of $310,720. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $787,610 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia of $7,500, paid to several of the officers and directors and/or their affiliated companies. We also provided for $262,896 in income taxes.

The following table summarizes the supplementary quarterly financial data (unaudited) of the Company for the fiscal year ending December 31, 2007 as follows:

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
General, administrative and legal expenses	$175,678	$142,960	$119,649	$212,097
Interest Income	340,446	327,868	345,467	302,765
Net income	102,524	122,047	131,555	47,140
Net income per share - basic and diluted	$0.02	$0.03	$0.03	$0.01

The following table summarizes the supplementary quarterly financial data (unaudited) of the Company for the period from January 17, 2006 (inception) to December 31, 2006 as follows:

	January 17, 2006 (inception) to March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
General, administrative and legal expenses	$30,825	$3,822	$11,492	$91,087
Interest Income	519	1,990	2,350	39,821
Net loss	(30,306)	(1,832)	(9,142)	(51,266)
Net loss per share - basic and diluted	$(0.07)	$—	$(0.01)	$(0.03)

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

On December 19, 2006, the Public Offering closing date, the Company sold 198,000 Series A Units at $8.00 per unit and 3,300,000 Series B Units at $8.00 per unit and received proceeds of $26,394,963, net of underwriters discount of $1,119,360 and offering expenses of $469,677. On January 4, 2007, and January 26, 2007, the underwriters exercised a portion of their over-allotment option for 27,200 Series A Units at $8.00 per unit and 120,305 Series B Units at $8.00 per unit, respectively, resulting in the Company receiving additional proceeds of $1,144,639, net of underwriters discount of $35,401. Each Series A Unit consists of one share of the Company’s Common Stock, $.001 par value, and five non-redeemable common stock purchase Class A Warrants. Each Series B Unit consists of one share of the Company’s Class B Common Stock, $.001 par value, and one redeemable common stock purchase Class B Warrant. Each Class A Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00 commencing on the later of (a) one year from the Effective Date of the Public Offering, being December 13, 2006 (the “Effective Date”) or (b) the completion of a Business Combination with a company, and expiring seven years from the Effective Date. Each Class B Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00 commencing on the later of (a) one year from the Effective Date or (b) the completion of a Business Combination with a company, and expiring seven years from the Effective Date or earlier upon redemption. Our Common Stock, Class B Common Stock, Class A and Class B Warrants started trading separately as of March 13, 2007.

The net proceeds from the sale of our Series A and Series B Units, after deducting certain offering expenses of $1,624,438 including underwriting discounts and commissions and placement fees and the proceeds from the Private Placement were $28,263,302. Of this amount, $28,183,313 or $8.24 per each Series B Unit sold to the public, was placed in the Trust Account, and the remaining proceeds of $79,989 were available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest at December 31, 2007. For the fiscal year ending December 31, 2007, we transferred a total of $1,043,409 from the Trust Account to the operating account, consisting of $691,532 being the Company’s 50%

share of the interest earned on the Trust Account for various general and administrative expenses incurred during the fiscal year ending on that date and $351,877 for Federal, State and local tax obligations. As of December 31, 2007, there was $28,570,476 or $8.35 per Class B common stock held in the Trust Account, of which up to $1,166,561 will be paid to the underwriters if a Business Combination is consummated, but which will be forfeited if a Business Combination is not consummated or a portion of which will be forfeited if a Business Combination is consummated and less than 20% of the public stockholders elect to have their Class B common stock redeemed for cash. We will use substantially all of the net proceeds of the Public Offering and Private Placement to acquire a company, including identifying and evaluating prospective acquisition candidates, selecting the company’s business, and structuring, negotiating and consummating the Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the company with which we have consummated a Business Combination.

The Company sold to the Representatives of the underwriters, for $100, an option to purchase up to a total of 19,800 Series A Units at a per-unit price of $10.00 and/or up to a total of 330,000 Series B Units at a per-unit price of $10.00. The Series A Unit and Series B Unit that would be issued upon the exercise of this option are identical to those sold in the Offerings, provided that the exercise price of the Class A Warrants and Class B Warrants underlying the Series A Units and Series B Units, respectively, will have an exercise price of $10.00 per share (200% of the exercise price of the Class A Warrants and Class B Warrants included in the units sold in the Offerings). This option is exercisable at $10.00 per Series A Unit and Series B Unit on the later of the completion of a Business Combination or one year from the effective date of the Public Offering, being December 13, 2007 and expiring five years from the effective date of the Public Offering, being December 13, 2011.

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

With respect to a Business Combination which is approved and consummated, any Class B common stockholders who votes against the Business Combination may demand that the Company redeem their shares for cash. The conversion price will equal $8.24 per share of Class B common stock, plus a pro-rata share of the net interest earned in the Trust Account after deducting the lesser of $1,200,000 or 50% of the gross interest and after the payment of any federal, state and local taxes due by the Company. Accordingly, 19.99 % of the Class B common stockholders may seek conversion of their shares in the event of a Business Combination, which amount has been classified as Class B common stock subject to possible redemption in the accompanying December 31, 2007 balance sheet. For each Class B common share included in the 19.99% of the Class B common stockholders who may seek conversion of their shares into cash should a Business Combination be approved, is an amount of $0.32 per Class B common share of deferred underwriters compensation that will be forfeited by the underwriters. Accordingly, at December 31, 2007 $5,710,264 of the net proceeds from the Public Offering and Private Placement has been classified as common stock subject to possible redemption in the Company’s balance sheet.

We believe that the funds available to us outside of the Trust Account and 50% of the interest earned on the Trust Account up to a maximum of $1,200,000, which we may access, will be sufficient to allow us to operate to December 13, 2008, assuming that a Business Combination is not consummated during that time. At December 31, 2007 and 2006, the Company had withdrawn a total of $691,532 and $0, respectively, of its 50% share of the interest earned on the Trust Account to fund legal, accounting, due diligence on prospective acquisitions and continuing general and administrative expenses. At December 31, 2007, a balance of $508,468 is still available to be withdrawn by the Company for it to reach the maximum allowable amount of $1,200,000 for these purposes.

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

On the Closing Date of the Public Offering, Wachovia Bank provided the Company with a line of credit for $250,000 to finance the Company’s general working capital needs, but which does not include any expenses associated with dissolution and liquidation or any amounts that may be due to or reserved for payment to creditors. The line of credit will mature in 24 months from the Closing Date of the Public Offering, being December 19, 2008. Interest is charged at an annual rate of LIBOR plus 2%, which at December 31, 2007 and 2006 was 7.24% and 7.34%. Interest is payable monthly and the outstanding principal and interest due and payable at maturity. In accordance with the terms of the line of credit, the bank must authorize all distributions to the Company to the extent that the aggregate sum of interest distributed to the Company from the Trust Account exceeds $900,000. At December 31, 2007 and 2006, the Company had $0 and $10,000 outstanding under the line of credit, respectively.

Contractual Obligations

The Company has agreed to pay several of the officers and directors and/or their affiliated companies an aggregate monthly fee of $7,500 for general and administrative services including office space, utilities, and secretarial support in Shanghai, China and Atlanta, Georgia from the Effective Date of the Public Offering through the completion of a Business Combination. The administrative fee of $7,500 per month is allocated among Primus Capital LLC, an affiliate of Mr. Tanenbaum, CEO; Mr. Marks, President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director. At December 31, 2007 and 2006, the Company accrued a balance of $0 and $2,903, respectively, to the above mentioned officers and directors and/or their affiliated companies.

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

As of December 31, 2007, the net proceeds of our initial public offering are held in trust for the purposes of consummating a business combination. The proceeds held in trust have been invested in “U.S. government securities with maturities of 180 days or less”.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and the reports and notes, which are attached hereto, beginning at page F-1, are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2007, our company conducted an evaluation under the supervision and with the participation of our chief executive officer, chief financial officer, and our Secretary & General Counsel of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) and our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Anthony Ng	58	Chairman of the Board of Directors
Bernard J. Tanenbaum III	51	Chief Executive Officer and Director
Michael Marks	36	President and Director
Alex Chun Yao	42	Executive Vice President and Director
David A. Rapaport	65	Secretary, General Counsel and Director
Allan Shu Cheuk Lam	51	Executive Vice President and Director
Erick Yan Qi Chai	50	Senior Vice President
Harold Zhi Ping Ding	54	Senior Vice President
Fred A. Brasch	50	Chief Financial Officer and Treasurer

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

Michael Marks is our president and a class II director. In January 2003, Mr. Marks founded the China practice of Sonnenblick Goldman, a New York headquartered real estate investment bank established in 1893, and until December 2007 served as China managing director and regional principal of the firm. Sonnenblick Goldman provides a full range of real estate financial services including debt and equity placements, joint ventures, investment sales and real estate advisory services. Since October 2007 Mr. Marks has served as an independent director of China Housing & Land Development, Inc. (CHLN:OTCBB), a developer of residential and commercial property in Shaanxi Province, China. During his eight-year tenure in China, Mr. Marks has served in an advisory role, either as a consultant or investment banker, in over $1.5 billion of transactions, and has worked closely with both international and Chinese institutions. These include, inter alia, The Carlyle Group, Starwood Capital, Lehman Brothers, Goldman Sachs, Dubai Investment Group, Beijing International Trust and Investment Corporation, China Jin Mao Group Company Limited, and Shanghai Investment Group. In September 2002, Mr. Marks founded the Shanghai office of Horwath Asia Pacific, a hotel and tourism advisory firm affiliated with Horwath International, a global accounting and advisory firm. He serves as its director and Shanghai representative. From January 1998 to June 1999, Mr Marks served as a manager of Horwath Asia Pacific in Sydney, Australia. In March 2001, Mr. Marks founded B2Globe, a start-up business in the Asia-Pacific region focusing on outsourcing of systems design, payment processing, risk management, customer service, and marketing from international Internet businesses penetrating the Chinese-language markets in Asia. From March 2001 to August 2002, when B2Globe was sold, Mr. Marks served as its chief executive officer. In June 1999, Mr. Marks joined Metro Education in China and co-founded Metro Corporate Training in Shanghai, China as a joint venture partnership with a Chinese education and training institute, offering corporate training and management development solutions to executives of Chinese and international companies, professionals and students, and served as the group and company’s chief executive officer until February 2001. From June 1999 to November 2004, when a controlling interest in Metro Education was sold, Mr. Marks also served as a director of Metro Education. From January 1995 to January 1998, Mr. Marks worked in the audit, corporate finance and advisory divisions in the Johannesburg, South Africa office of Price Waterhouse. Mr. Marks graduated with a Bachelor of Commerce (Honors) and Masters of Commerce from the University of the Witwatersrand in Johannesburg, South Africa in 1994 and 1997 respectively. In 1998 Mr Marks graduated with a Bachelor of Arts (Psychology) degree from the University of South Africa. In 1997 Mr. Marks qualified as a Chartered Accountant in South Africa, and in 1999 as a Fellow of the Association of International Accountants in the United Kingdom. Since June 1999 Mr. Marks has lived in Shanghai, China. He speaks fluent Mandarin, French and English.

Alex Chun Yao is an executive vice-president and a class III director. In 2000, Mr. Yao founded MTP Marketing and Technologies Partnership, a firm involved primarily in consulting in business development, merger and acquisition and business restructuring in China. Mr. Yao has been the managing director of MTP since its inception. Mr. Yao specializes in advising international clients, and also large Chinese corporations seeking to merge with international partners or to restructure for international listings. MTP clients have included, inter alia , Schott, T- Systems of Deutsche Telekom, Siemens AG, Sinopharma Group, and STADA Arzneimittel. From 1994 to 2000, Mr. Yao served in various managerial and consultant capacities at Schott Glas in Mainz, Germany, a member of the Carl Zeiss Foundation group of companies. During this period Mr. Yao served as China manager, strategic consultant for new business development and mergers and acquisitions, and general manager for Greater China. His duties included several merger and acquisition transactions for Schott Glas. From 1992 to 1993, Mr. Yao was a founding member, a board member and general manager of Chaofeng (Hangzhou) Garments Co., Ltd., a joint venture with Toyoshima Ltd., one of the leading textile trading houses in Japan. Between 1990 and 1992, Mr. Yao served as the marketing manager of Maxim de Paris (China) Garment Co., Ltd., Beijing. From 1989 to 1990 Mr. Yao worked for the Chinese Ministry of Civil Affairs. In 1989, Mr. Yao graduated with a Masters degree in Law from Nankai University in Tianjin, China, where he was a protégé of Professor Fei Xiaotong, a well known sociologist who became the vice president of the Chinese National Parliament in the early 1990’s. Mr. Yao was born in China and is now a German national residing in Shanghai, China. His business operations are based primarily in Shanghai. Mr. Yao is fluent in Mandarin, German and English.

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

Code of Ethics

We have adopted a code of ethics for our chief executive officer, chief financial officer, chief accounting officer and any persons performing similar functions. A copy of the codes of ethics has been filed as an exhibit to this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and any person who owns more than 10% of our outstanding shares of Common Stock are required by Section 16(a) of the Securities Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and to furnish us with copies of those reports. Based solely on our review of copies of reports we have received and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers and greater than 10% shareholders for 2007 were complied with.

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

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 11, 2008 (a) by each person known by us to own beneficially 5% or more of any class of our Common Stock, (b) by each of our Named Executive Officers and our directors and (c) by all executive officers and directors of this company as a group. As of March 11, 2008, there were 4,485,955 shares of our Common Stock issued and outstanding (including 1,065,650 shares of our Common Stock and 3,420,305 shares of our Class B Common Stock). Unless otherwise noted, (i) the address of each of the persons shown is 333 Sandy Springs Circle, Atlanta, GA 30328 and (ii) we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Common Stock		Class B Common Stock		TOTAL
	Number	Percent	Number	Percent	Number	Percent
Bernard J. Tanenbaum III	132,049	12.39%		0.00%	132,049	2.94%
Michael Marks(2)	132,049	12.39%		0.00%	132,049	2.94%
Allan Shu Cheuk Lam(3)	81,261	7.63%		0.00%	81,261	1.81%
Anthony Ng	40,630	3.81%		0.00%	40,630	0.91%
Alex Chun Yao(4)	81,261	7.63%		0.00%	81,261	1.81%
Erick Yan Qi Chai(4)	81,261	7.63%		0.00%	81,261	1.81%
Harold Zhi Ping Ding(4)	81,261	7.63%		0.00%	81,261	1.81%
David A. Rapaport(5)	20,765	1.95%	2,500	0.07%	23,265	0.52%
Fred A. Brasch(5)	20,783	1.95%	1,000	0.03%	21,783	0.49%

All directors and executive officers as a group (9 persons)	508,798	47.75%	3,500	0.10%	512,298	11.42%

ChinaRock Capital Management Limited (6)			255,000	7.46%	255,000	5.68%
High Capital Funding LLC(7)(8)	332,902	31.23%		0.00%	332,902	7.42%
Fir Tree, Inc. (9)			326,700	9.55%	326,700	7.28%
Weiss Asset Management (10)			435,000	12.72%	435,000	9.70%
QVT Financial LP (11)			296,150	8.66%	296,150	6.60%

(1)	Unless otherwise indicated, the business address of Messrs. Tanenbaum, Rapaport, and Brasch is 333 Sandy Springs Circle, Suite 223, Atlanta, GA 30328. The business address of Messrs. Marks, Lam, Ng, Yao, Chai, and Ding is Suite 35226, 35th Floor, 1168 Nanjing Road West, Shanghai 200041, People’s Republic of China.
(2)	These securities are held in the name of Gedeon International Limited. Mr. Marks has voting and dispositive control over these securities.
(3)	50% of these securities are held in the name of Supreme Ocean Development Limited. Mr. Lam has voting and dispositive control over these securities.
(4)	These securities are held in the name of MTP Holdings Ltd. and represent the aggregate amount held by Messrs. Yao, Chai, and Ding. Mr. Yao is a director and executive officer of the company and Messrs. Chai and Ding are executive officers.
(5)	Does not include securities held by High Capital Funding, LLC, of which Messrs. Rapaport and Brasch are affiliates.

(6)	Reflects the beneficial ownership of the reported entities and their affiliates as reported in the Schedule 13G/A filed September 20, 2007.
(7)	Messrs. Brasch and Rapaport share the voting power of High Capital Funding, LLC with Mr. Frank E. Hart. The business address of High Capital Funding, LLC is 333 Sandy Springs Circle, Suite 230, Atlanta, GA 30328.
(8)	Messrs. Rapaport and Brasch are affiliates of High Capital Funding, LLC.
(9)	Pursuant to a Schedule 13G/A filed on February 14, 2008 with the SEC, Fir Tree, Inc. and affiliates reported voting and dispositive power over 326,700 shares. The Schedule 13G/A indicates that: (i) Sapling, LLC has sole voting and dispositive power with respect to 261,090 shares; (ii) Fir Tree Capital Opportunity Master Fund, L.P. has shared voting and dispositive power with respect to 65,610 shares.
(10)	Pursuant to a Schedule 13G/A filed on February 12, 2008 with the SEC, Andrew M. Weiss (“Weiss”) and affiliates reported voting and dispositive power over 435,000 shares. (i) Weiss Asset Management LLC has sole voting and dispositive power with respect to 313,200 shares; (ii) Weiss Capital LLC has shared voting and dispositive power with respect to 121,800 shares.
(11)	Pursuant to a Schedule 13G/A filed on February 5, 2008 with the SEC, QVT Financial LP (“QVT Financial”) and affiliates reported voting and dispositive power over 296,150 shares. (i) QVT Fund LP has sole voting and dispositive power with respect to 234,146 shares; (ii) Quintessence Fund L.P. has shared voting and dispositive power with respect to 26,355 shares; (iii) QVT Financial has sole voting and dispositive power with respect to 35,649 shares.

Our officers, directors and sponsor collectively, beneficially own 18.84% of our aggregate issued and outstanding shares of Common Stock and Class B Common Stock, which votes as one class other than in connection with a proposed business combination for which only the Class B Common Stock votes.

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

•	the completion of a business combination; or

•	our liquidation.

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

Name	Number of Shares of Common Stock	Number of Series A Units	Relationship to Us
High Capital Funding LLC	281,250	51,652	Messrs. Rapaport and Brasch are affiliates of High Capital Funding, LLC.
Bernard J. Tanenbaum III	121,875	10,174	Chief Executive Officer and Director
Michael Marks(1)	121,875	10,174	President and Director
MTP Holdings Ltd.(2)	75,000	6,261	Executive Officers and Director
Allan Shu Cheuk Lam(3)	75,000	6,261	Executive Vice President and Director
Anthony Ng	37,500	3,130	Chairman of the Board of Directors
David A. Rapaport	18,750	2,015	Secretary, General Counsel and Director
Fred A. Brasch	18,750	783	Chief Financial Officer

(1)	These securities are held in the name of Gedeon International Limited. Mr. Marks has voting and dispositive control over these securities.
(2)	These securities are held in the name of MTP Holdings Ltd. and represent the aggregate amount held by Messrs. Yao, Chai, and Ding. Mr. Yao is a director of the company and Messrs. Chai and Ding are executive officers.
(3)	These securities are held 50% in the name of Supreme Ocean Development Limited of which Mr. Lam has voting and dispositive control, and 50% by Mr. Lam directly.

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

Board of Directors Meetings

Our Board of Directors oversees our business affairs. Members of the Board of Directors discussed various business matters informally on numerous occasions and acted by written consent throughout the year 2007, and held one formal meeting during 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

As stated in Item 8 above, Weiser, LLP audited the financial statements of our company for the fiscal year ending December 31, 2007 and for the periods from January 17, 2006 (inception) to February 28, 2006, from January 17, 2006 (inception) to June 30, 3006, January 17, 2006 (inception) to September 30, 2006, and January 17, 2006 (inception) to December 31, 2006.

Audit Fees: The aggregate fees billed by Weiser LLP during the fiscal years ended December 31, 2007 and 2006 for professional services for the audit of the financial statements of Middle Kingdom was $92,100 and $35,000, respectively.

Audit-Related Fees: Weiser LLP did not provide or bill for, and was not paid for, any audit-related fees for the fiscal years ended December 31, 2007 and 2006.

Tax Fees: The aggregate fees billed by Weiser LLP during the fiscal years ended December 31, 2007 and 2006 for tax compliance, tax advice, or tax planning services was $0 and $3,515, respectively.

All Other Fees: Weiser LLP did not provide or bill for, and was not paid for, any other services in the fiscal years ended December 31, 2007 and December 31, 2006.

The Company’s Board of Directors annually reviews and approves the engagement of the Company’s auditors and approves the fee arrangements with regard to audit services and review of financial statements included in the Company’s Forms 10-Q. All of such fees were approved for 2007 and 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index attached to this Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLE KINGDOM ALLIANCE CORP.

Date: March 28, 2008	By:	/s/ Bernard J. Tanenbaum III
Bernard J. Tanenbaum III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bernard J. Tanenbaum III	Chief Executive Officer (principal executive officer) and Director	March 28, 2008
Bernard J. Tanenbaum III

/s/ Fred A. Brasch	Chief Financial Officer (principal financial and accounting officer)	March 28, 2008
Fred A. Brasch

/s/ Anthony Ng	Chairman of the Board of Directors	March 28, 2008
Anthony Ng

/s/ Michael Marks	President and Director	March 28, 2008
Michael Marks

/s/ Alex Chun Yao	Executive Vice President and Director	March 28, 2008
Alex Chun Yao

/s/ Allan Shu Chuk Lam	Executive Vice President and Director	March 28, 2008
Allan Shu Chuk Lam

/s/ David A. Rapaport	Secretary, General Counsel and Director	March 28, 2008
David A. Rapaport

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Middle Kingdom Alliance Corp.

We have audited the accompanying balance sheet of Middle Kingdom Alliance Corp. (a development stage company) (the “Company”) as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2007 and for each of the periods from January 17, 2006 (date of inception) to December 31, 2006 and to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middle Kingdom Alliance Corp. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended December 31, 2007 and for each of the periods from January 17, 2006 (date of inception) to December 31, 2006 and to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Middle Kingdom Alliance Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will be required to commence its liquidation if a business combination is not consummated by June 13, 2008, unless certain extension criteria are met, in which case the Company will have until December 13, 2008 to consummate a business combination. This uncertainty raises substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEISER LLP

New York, New York
March 28, 2008

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$168,915	$2,828
Investments held in trust account - at fair market value	28,570,476	27,229,971
Prepaid insurance	42,096	132,197

Total current assets	$28,781,487	$27,364,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$109,286	$302,520
Bank line of credit	—	10,000
Due to underwriters	947,662	908,160

Total current liabilities	1,056,948	1,220,680

Commitments:
Class B common stock, $.001 par value, 684,060 and 659,999 shares subject to possible redemption	5,710,264	5,442,250

Stockholders’ Equity:
Preferred stock - $.001 par value;
Authorized 1,000,000 shares; none issued	$—	$—
Common stock - $.001 par value;
Authorized 15,000,000 shares; issued and outstanding 1,065,650 and 1,038,450	1,065	1,038
Class B common stock - $.001 par value;
Authorized 5,000,000 shares; issued and outstanding 3,420,305 and 3,300,000 (includes 684,060 and 659,999 shares subject to possible redemption)	3,420	3,300
Additional paid-in capital	21,699,070	20,790,274
Retained earnings (accumulated deficit) during the development stage	310,720	(92,546)

Total stockholders’ equity	22,014,275	20,702,066

Total liabilities and stockholders’ equity	$28,781,487	$27,364,996

The accompanying notes and report of independent registered public accounting firm should be read in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2007	For the period from January 17, 2006 (inception) to December 31, 2006	For the period from January 17, 2006 (inception) to December 31, 2007
Operating expenses:
General, administrative and legal	$(650,384)	$(137,226)	$(787,610)

Loss from operations	(650,384)	(137,226)	(787,610)
Interest income	1,316,546	44,680	1,361,226

Income (loss) before provision for income taxes	666,162	(92,546)	573,616
Provision for income taxes - current	(262,896)		(262,896)

Net income (loss)	$403,266	$(92,546)	$310,720

Weighted average number of shares outstanding	4,477,417	886,320

Net income (loss) per share - basic	$0.09	$(0.10)

Net income (loss) per share - diluted	$0.09	$(0.10)

The accompanying notes and report of independent registered public accounting firm should be read in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Class B Common Stock		Additional Paid-In	Retained Earnings (Accumulated Deficit) During the Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital
January 17, 2006 (inception)		$—		$—	$—	$—	$—
Issuances of common stock for cash to founders at $.03 per share (from February 15, 2006 to September 30, 2006)	750,000	750		—	21,750	—	22,500
Issuances of Series A units for cash to founders at $8.00 per unit (from February 15, 2006 to September 30, 2006)	90,450	90			723,510		723,600
Sale of Series A units, net of underwriters discount and offering expenses on December 19, 2006	198,000	198			1,532,397		1,532,595
Sale of Series B units, net of underwriters discount and offering expenses on December 19, 2006 (includes shares subject to possible redemption)			3,300,000	3,300	23,950,909		23,954,209
Proceeds from the issuance of an undewriters option					100		100
Reclassification of amounts subject to possible redemption of 659,999 Class B common shares					(5,438,392)		(5,438,392)
Net loss						(92,546)	(92,546)

Balance - December 31, 2006	1,038,450	1,038	3,300,000	3,300	20,790,274	(92,546)	20,702,066
Sale of Series A units, net of underwriters discount and offering expenses on January 5, 2007	27,200	27			210,435		210,462
Sale of Series B units, net of underwriters discount and offering expenses on January 26, 2007 (includes shares subject to possible redemption)			120,305	120	894,554		894,674
Reclassification of amounts subject to possible redemption of an additional 24,061 Class B common stock for a total of 684,060 Class B common shares					(198,263)		(198,263)
Overpayment of NASD filing fees refunded					2,070		2,070
Net income						403,266	403,266

Balance - December 31, 2007	1,065,650	$1,065	3,420,305	$3,420	$21,699,070	$310,720	$22,014,275

The accompanying notes and report of independent registered public accounting firm should be read in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2007	For the Period from January 17, 2006 (inception) to December 31, 2006	For the Period from January 17, 2006 (inception) to December 31, 2007
Cash flows from operating activities:
Net income (loss)	$403,266	$(92,546)	$310,720
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase value of trust account	(838)	(38,580)	(39,418)
Deferred interest income included in shares subject to redemption	69,751	3,858	73,609
Changes in operating assets and liabilities:
Prepaid insurance	90,101	(132,197)	(42,096)
Accounts payable and accrued liabilities	(193,234)	166,172	109,286

Net cash provided by (used in) operating activities	369,046	(93,293)	412,101

Cash flows from investing activities:
Purchase of investment in trust account, net	(1,339,667)	(27,191,391)	(28,531,058)

Net cash used in investing activities	(1,339,667)	(27,191,391)	(28,531,058)

Cash flows from financing activities:
Proceeds from common stock to founders	—	22,500	22,500
Proceeds from Series A units to founders	—	723,600	723,600
Proceeds from Series A and Series B units sold	1,146,708	26,531,312	27,541,672
Proceeds from issuance of an underwriters option	—	100	100
Proceeds from bank line of credit	140,000	10,000	150,000
Repayment of bank line of credit	(150,000)		(150,000)

Net cash provided by financing activities	1,136,708	27,287,512	28,287,872

Net increase in cash	166,087	2,828	168,915
Cash and cash equivalents at beginning of period	2,828	—	—

Cash and cash equivalents at end of period	$168,915	$2,828	$168,915

Supplemental disclosure of non-cash financing activities:
Accrual of deferred underwriting fees	$39,502	$136,348	$947,662

Accrual of offering costs	$—	$908,160	$—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$377	$—	$377

Income Taxes	$281,890	$—	$281,890

The accompanying notes and report of independent registered public accounting firm should be read in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and proposed business operations and summary of significant accounting policies

Organization and Operations

Middle Kingdom Alliance Corp. (a development stage company) (the “Company”) was incorporated in Delaware on January 17, 2006. The Company was formed to complete a merger, capital stock exchange, asset purchase or other similar business combination (“Business Combination”) with a company in an unspecified industry with principal or substantial operations in the People’s Republic of China (“China”). Such company would be small enough to allow the Company to acquire a material minority investment and large enough to have the organizational and financial infrastructure to operate as a public company. The Company has neither engaged in any operations nor generated any operating revenue to date. At December 31, 2007, the Company had not yet commenced any operations. All activity through December 31, 2007 relates to the Company’s formation, private placement and public offering. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on December 13, 2006. The Company completed a private placement (the “Private Placement”) in February 2006 and received net proceeds of $723,600. The Company consummated the Public Offering on December 19, 2006 and received proceeds of $26,394,963, net of underwriters discount of $1,119,360 and offering expenses of $469,677. On January 4, 2007, and January 26, 2007, the underwriters exercised a portion of their over-allotment option from which the Company received proceeds of $1,144,639, net of underwriters discount of $35,401. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (collectively the “Offerings”) (as described in Note 2), although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a Business Combination with a company with principal or substantial operations in China.

The amount of $28,531,648 and $27,192,000 is being held in a trust account (“Trust Account”) at December 31, 2007 and December 31, 2006, respectively, and invested until the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The amount in the Trust Account includes $1,166,561 and $1,119,360 of contingent underwriting compensation (the “Compensation”) at December 31, 2007 and December 31, 2006, respectively, which will be paid to the underwriters only if a Business Combination is consummated, but which will be forfeited if a Business Combination is not consummated. Deferred underwriters fees are reflected on the Balance Sheet at $947,662 and $908,160, with an additional $218,900 and $211,200 included in Class B common stock, subject to possible redemption, for a total of $1,166,561 and $1,119,360 (Compensation) at December 31, 2007 and December 31, 2006, respectively. The Company, after signing a definitive agreement for the consummation of a Business Combination with a company will submit such transactions for Class B stockholder approval. The Company will proceed with a Business Combination only if the holders of a majority of the Class B shares cast at the meeting to approve the Business Combination vote in favor of the Business Combination and Class B stockholders owning less than 20% of the outstanding Class B shares vote against the Business Combination and exercise their conversion rights to have their shares redeemed for cash. In connection with the vote required for any Business Combination, all our officers, directors and sponsor have agreed to vote any Class B shares owned by them in accordance with the majority of the Class B shares voted by the public Class B stockholders.

With respect to a Business Combination which is approved and consummated, any Class B common stockholders who voted against the Business Combination may demand that the Company redeem their shares for cash. The conversion price will equal $8.24 per share of Class B common stock, plus a pro-rata share of the interest earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest (prior to the payment of any federal, state and local taxes due by the Company). Accordingly, 19.99 % of the Class B common stockholders may seek conversion of their shares in the event of a Business Combination, which amount has been classified as Class B common stock subject to possible redemption in the accompanying December 31, 2007 and 2006 Balance Sheets. For each Class B common share included in the 19.99% of the Class B common stockholders who may seek conversion of their shares into cash should a Business Combination be approved, is an amount of $0.32 per Class B common share of the Compensation ($218,900 and $211,200 at December 31, 2007 and 2006, respectively) that will be forfeited by the underwriters. After consummation of the Business Combination, all of these voting safeguards will no longer be applicable.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

The $28,531,648 and $27,192,000 held in the Trust Account at December 31, 2007 and December 31, 2006, respectively, has been invested in a United States government security. One half of the interest earned in the Trust Account (prior to the payment of any federal, state and local taxes due by the company) up to a maximum of $1,200,000 will be available to the Company to fund legal, accounting and due diligence on prospective acquisitions and continuing general and administrative expenses. At December 31, 2007, the Company had withdrawn a total of $691,532 of its 50% share of the interest earned on the Trust Account to fund legal, accounting, due diligence on prospective acquisitions and continuing general and administrative expenses. At December 31, 2007, a balance of $508,468 is still available to be withdrawn by the Company for it to reach the maximum allowable amount of $1,200,000 for these purposes. The Company believes that the available funds are sufficient to meet these expenditures during 2008. Subsequent to December 19, 2006, the Company commenced its efforts to locate a company with which to consummate a Business Combination.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, in the event that the Company does not complete a Business Combination within 18 months after the effective date of the Public Offering on December 13, 2006, being June 13, 2008 (or within 24 months after the effective date of the Public Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after the effective date of the Public Offering and the Business Combination has not been completed within such 24 month period, being December 13, 2008). Our officers, directors and sponsor will not participate in any liquidation distribution from the Trust Account occurring upon our failure to consummate a Business Combination with respect to the common stock acquired by them prior to the Public Offering and with respect to the Class A Units included in the Private Placement. Accordingly, in the event we liquidate, our Class B common stockholders will receive $8.24 per unit plus interest (net of taxes payable and that portion of the earned interest previously released to the Company).

Summary of Significant Accounting Policies

Cash and cash equivalents:

The Company has defined cash and cash equivalents as highly liquid investments with original maturities of less than ninety days. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. As of December 31, 2007 and 2006, there is $68,915 and $0 in excess of FDIC insurance limits. The Company has not experienced any losses in such accounts.

Net income (loss) per common share:

Net income (loss) per share has been computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share give effect to dilutive options and warrants outstanding during the period. No effect has been given to potential issuances of common shares, aggregating 5,777,355 and 6,689,250 at December 31, 2007 and December 31, 2006, respectively, from warrants or the underwriters purchase option in the computation of the diluted income (loss) per share, as the outstanding warrants and underwriters purchase option are contingently exercisable, commencing on the later of the consummation by the Company of a Business Combination or December 13, 2007.

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

Investments held in trust account:

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

Deferred interest:

Deferred interest consists of 19.99% of the net interest attributable to the Class B common stockholders, after the deduction of a pro-rata share of the gross interest earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest prior to the payment of any federal, state and local taxes due by the Company. Deferred interest of $73,609 and $3,858 is included in the value of the Class B common stock subject to possible redemption at December 31, 2007 and December 31, 2006, respectively, in the accompanying balance sheets.

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

As of January 1, 2007, the Company has adopted FIN 48, Accounting for Uncertainty in Income Taxes, as amended.

Overnight Reverse Repurchase Agreements:

The Company invests its excess cash held in its checking account in overnight reverse repurchase agreements, with its Bank. In connection with these transactions, it is the policy of the Bank to deposit the underlying collateral in US Government Agency obligations, with the Federal Reserve for the benefit of the Company. The fair value of the underlying collateral exceeds the principal amount of the overnight reverse repurchase agreement, including accrued interest.

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

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

The Company sold to the Representatives of the underwriters, for $100, an option to purchase up to a total of 19,800 Series A Units at a per-unit price of $10.00 and/or up to a total of 330,000 Series B Units at a per-unit price of $10.00. The Series A Unit and Series B Unit that would be issued upon the exercise of this option are identical to those sold in the Offerings, provided that the exercise price of the Class A Warrants and Class B Warrants underlying the Series A Units and Series B Units, respectively, will have an exercise price of $10.00 per share (200% of the exercise price of the Class A Warrants and Class B Warrants included in the units sold in the Offerings). This option is exercisable at $10.00 per Series A Unit and Series B Unit on the later of the completion of a Business Combination or one year from the effective date of the Public Offering, being December 13, 2007 and expiring five years from the effective date of the Public Offering, being December 13, 2011.

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

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Note 3 — Accounts payables and accrued liabilities

Accounts payable and accrued liabilities at December 31, 2007 and December 31, 2006, consist of the following:

	December 31,
	2007	2006
Offering costs	$—	$136,348
Audit fees	78,000	60,000
Directors and officers insurance premiums	—	101,579
Other accrued expenses	31,280	4,593

	$109,280	$302,520

Note 4 — Bank Line of Credit

On December 19, 2006, Wachovia Bank provided the Company with a line of credit for $250,000 to finance the Company’s general working capital needs. The line of credit will mature in 24 months from the date of the Public Offering, on December 19, 2008. Interest is charged at LIBOR plus 2% per annum, which at December 31, 2007 and December 31, 2006 was 7.24% and 7.34%, respectively, with interest payable monthly and the outstanding principal and interest due and payable at maturity. In accordance with the terms of the line of credit, the bank must authorize all distributions to the Company to the extent that the aggregate sum of interest distributed to the Company from the Trust Account exceeds $900,000. At December 31, 2007 and December 31, 2006, the Company had $0 and $10,000 outstanding under the line of credit, respectively.

Note 5 — Related Party Transaction

The Company has agreed to pay several of the officers and directors and/or their affiliated companies an aggregate monthly fee of $7,500 for general and administrative services including office space, utilities, and secretarial support in Shanghai, China and Atlanta, Georgia from the Effective Date of the Public Offering through the completion of a Business Combination. The administrative fee of $7,500 per month is allocated among Primus Capital LLC, an affiliate of Mr. Tanenbaum, CEO; Mr. Marks, President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director. At December 31, 2007 and December 31, 2006, the Company accrued a balance of $0 and $2,903, respectively, to the above mentioned officers and directors and/or their affiliated companies.

Note 6 — Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors. At December 31, 2007 and December 31, 2006, no preferred shares were issued and outstanding.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Note 7 — Income Taxes

The provision for income taxes consists of the following:

	December 31,
	2007	2006
Current - Federal	$223,459	$—
Current - State and Local	39,437	—
Deferred - Federal	—	—
Deferred - State and Local	—	—

Total	$262,896	$—

The total provision for income taxes differs from the amount which would be computed by applying the U.S. Federal income tax rate and Georgia State income tax rate due to net operating losses of $92,546 carried forward from December 31, 2006.

	December 31,
	2007	2006
Statutory federal income tax rate	34%	20%
State and local income taxes	4%	0%
Valuation allowance	0%	-20%
Utilization of net operating loss carryforward	-3%	0%

Effective tax rate	35%	0%

Significant components of deferred tax assets and liabilities at December 31, 2006 are as follows:

	December 31,
	2007	2006
Net operating loss deferred for income taxes	$—	$17,000
Less: Valuation allowance	—	(17,000)

Total deferred tax asset	$—	$—

At December 31, 2006, a deferred income tax asset of approximately $17,000 relating to the Company’s net operating loss of $92,546 was offset by a full valuation allowance based upon a lack of earnings history, at that time, for the Company.

Note 8 — Summarized Quarterly Data (unaudited)

Financial information for each quarter for the period from January 17, 2006 (inception) to December 31, 2007 is as follows:

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Loss from operations	$(30,825)	$(3,822)	$(11,492)	$(91,087)
Interest Income	519	1,990	2,350	39,821
Loss before provision for income taxes	(30,306)	(1,832)	(9,142)	(51,266)
Provision for income taxes - current	—	—	—	—
Net loss	$(30,306)	$(1,832)	$(9,142)	$(51,266)
Weighted average number of shares outstanding	442,285	840,450	840,450	1,517,481
Net loss per share - basic	$(0.07)	$—	$(0.01)	$(0.03)
Net loss per share - diluted	$(0.07)	$—	$(0.01)	$(0.03)

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Loss from operations	$(175,678)	$(142,960)	$(119,649)	$(212,097)
Interest Income	340,446	327,868	345,467	$302,765
Income before provision for income taxes	164,768	184,908	225,818	$90,668
Provision for income taxes - current	(62,244)	(62,861)	(94,263)	$(43,528)
Net income	$102,524	$122,047	$131,555	$47,140
Weighted average number of shares outstanding	4,450,087	4,485,955	4,485,955	4,485,955
Net income per share - basic	$0.02	$0.03	$0.03	$0.01
Net income per share - diluted	$0.02	$0.03	$0.03	$0.01

EXHIBIT INDEX

Exhibit Number	Description
1.1	Form of underwriting Agreement dated December 13, 2006 (3)

3.1	Amended and Restated Certificate of Incorporation (3)

3.2	By-laws (2)

4.1	Specimen Series A Unit Certificate (3)

4.2	Specimen Series B Unit Certificate (3)

4.3	Specimen Common Stock Certificate (3)

4.4	Specimen Class B Stock Certificate (3)

4.5	Specimen Series A Warrant Certificate (3)

4.6	Specimen Series B Warrant Certificate (3)

4.7	Purchase Option granted to the Representative of the Underwriters dated December 19, 2006 (1)

4.8	Class A Warrant Agreement between Continental Stock Transfer and Trust Company and the Company dated December 19, 2006 (1)

4.9	Class B Warrant Agreement between Continental Stock Transfer and Trust Company and the Company dated December 19, 2006 (1)

10.1	Letter Agreement among the Company, Newbridge Securities, Corp. I-Bankers Securities, Inc., Westminster Securities Corporation, and certain stockholders, officers and directors of the Company dated December 19, 2006 (1)

10.2	Investment Management Trust Agreement between Continental Stock Transfer and Trust Company and the Company dated December 19, 2006, as amended January 9, 2007 (1)

10.3	Securities Escrow Agreement between the Company, Continental Stock Transfer and Trust Company and the Initial Stockholders of the Company dated December 19, 2006 (1)

10.4	Registration Rights Agreement among the Company and the Initial Stockholders of the Company dated December 19, 2006 (1)

10.5	Letter Agreement among Primus Capital LLC, Michael Marks, MTP Holdings LLC, Allan Lam, and the Company dated December 19, 2006 (1)

10.6	Wachovia Bank June 30, 2006 Credit Line Term Sheet and December 19, 2006 Promissory Note (1)

14	Code of Ethics (4)

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification (Bernard J. Tanenbaum III) (4)

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification (Fred A. Brasch) (4)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Bernard J. Tanenbaum III) (4)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Fred A. Brasch) (4)

(1)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006
(2)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (333-133475) filed on April 21, 2006.
(3)	Previously filed as an Exhibit to Amendment # 6 of the Company’s Registration Statement on Form S-1 (333-133475) filed on November 13, 2006.
(4)	Filed herewith.