Form 10-Q
period 2008-03-31
Middle Kingdom Alliance Corp.
filed 2008-05-15
CIK 1360244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-52358

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. There were 1,065,650 shares of the Company’s Common Stock, 3,420,305 shares of the Company’s Class B Common Stock, 1,578,250 of the Company’s Class A Warrants, and 3,420,305 of the Company’s Class B Warrants, outstanding on May 15, 2008.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129,108	$168,915
Investments held in trust account	28,704,371	28,570,476
Prepaid insurance and other assets	39,597	42,096

Total current assets	$28,873,076	$28,781,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$264,483	$109,286
Due to underwriters	947,662	947,662

Total current liabilities	1,212,145	1,056,948

Commitments:
Class B common stock, $.001 par value, 684,060 shares subject to possible redemption	5,732,809	5,710,264

Stockholders’ Equity:
Preferred stock—$.001 par value;
Authorized 1,000,000 shares; none issued	$—	$—
Common stock—$.001 par value;
Authorized 15,000,000 shares; issued and outstanding 1,065,650	1,065	1,065
Class B common stock—$.001 par value;
Authorized 5,000,000 shares; issued and outstanding 3,420,305	3,420	3,420
(includes 684,060 shares subject to possible redemption)
Additional paid-in capital	21,699,070	21,699,070
Retained earnings during the development stage	224,567	310,720

Total stockholders’ equity	21,928,122	22,014,275

Total liabilities and stockholders’ equity	$28,873,076	$28,781,487

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	For the Period from January 17, 2006 (inception) to March 31, 2008
	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
General, administrative and legal	$(313,211)	$(175,678)	$(1,100,821)

Loss from operations	(313,211)	(175,678)	(1,100,821)
Interest income	227,058	340,446	1,588,284

(Loss) income before provision for income taxes	(86,153)	164,768	487,463
Provision for income taxes—current	—	(62,244)	(262,896)

Net (loss) income	$(86,153)	$102,524	$224,567

Weighted average number of shares outstanding	4,485,955	4,450,087

Net (loss) income per share—basic	$(0.02)	$0.02

Net (loss) income per share—diluted	$(0.02)	$0.02

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit) During the Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
January 17, 2006 (inception)		$—		$—	$—	$—	$—
Issuances of common stock for cash to founders at $.03 per share (from February 15, 2006 to September 30, 2006)	750,000	750		—	21,750	—	22,500
Issuances of Series A units for cash to founders at $8.00 per unit (from February 15, 2006 to September 30, 2006)	90,450	90			723,510		723,600
Sale of Series A units, net of underwriters discount and offering expenses on December 19, 2006	198,000	198			1,532,397		1,532,595
Sale of Series B units, net of underwriters discount and offering expenses on December 19, 2006 (includes shares subject to possible redemption)			3,300,000	3,300	23,950,909		23,954,209
Proceeds from the issuance of an underwriters option					100		100
Reclassification of amounts subject to possible redemption of 659,999 Class B common shares					(5,438,392)		(5,438,392)
Net loss						(92,546)	(92,546)

Balance— December 31, 2006	1,038,450	1,038	3,300,000	3,300	20,790,274	(92,546)	20,702,066
Sale of Series A units, net of underwriters discount and offering expenses on January 5, 2007	27,200	27			210,435		210,462
Sale of Series B units, net of underwriters discount and offering expenses on January 26, 2007 (includes shares subject to possible redemption)			120,305	120	894,554		894,674
Reclassification of amounts subject to possible redemption of an additional 24,061 Class B common stock for a total of 684,060 Class B common shares					(198,263)		(198,263)
Overpayment of NASD filing fees refunded					2,070		2,070
Net Income						403,266	403,266

Balance— December 31, 2007	1,065,650	1,065	3,420,305	3,420	21,699,070	310,720	22,014,275

Net loss						(86,153)	(86,153)
Balance— March 31, 2008	1,065,650	$1,065	3,420,305	$3,420	$21,699,070	$224,567	$21,928,122

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	For the Period from January 17, 2006 (inception) to March 31, 2008
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(86,153)	$102,524	$224,567
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Increase value of trust account	(41,911)	(9,278)	(81,330)
Deferred interest income included in shares subject to redemption	22,545	9,897	96,154
Changes in operating assets and liabilities:
Prepaid insurance and other assets	2,499	22,600	(39,597)
Accounts payable and accrued liabilities	155,197	(37,677)	264,483

Net cash provided by operating activities	52,177	88,066	464,277

Cash flows from investing activities:
Purchase of investment in trust account, net	(91,984)	(1,153,105)	(28,623,041)

Net cash used in investing activities	(91,984)	(1,153,105)	(28,623,041)

Cash flows from financing activities:
Proceeds from common stock to founders	—	—	22,500
Proceeds from Series A units to founders	—	—	723,600
Proceeds from Series A and Series B units sold	—	1,144,639	27,541,672
Proceeds from issuance of an underwriters option	—	—	100
Proceeds from bank line of credit	—	(10,000)	150,000
Repayment of bank line of credit	—	—	(150,000)

Net cash provided by financing activities	—	1,134,639	28,287,872

Net (decrease) increase in cash	(39,807)	69,600	129,108
Cash and cash equivalents at beginning of period	168,915	2,828	—
Cash and cash equivalents at end of period	$129,108	$72,428	$129,108

Supplemental disclosure of non-cash financing activities:
Accrual of deferred underwriting fees	$—	$39,502	$947,662

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$72	$377

Income Taxes	$—	$—	$281,890

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Note 1 Basis of presentation, organization and proposed business operations and summary of significant accounting policies

Basis of Presentation

The financial statements at March 31, 2008 and for the period January 17, 2006 (inception) to March 31, 2008 and for the three months ended March 31, 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Middle Kingdom Alliance Corp. (the “Company”) as of March 31, 2008 and the results of its operations for the three months ended March 31, 2008 and its cash flows for the three months ended March 31, 2008 and for the period from January 17, 2006 (inception) to March 31, 2008. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007. The December 31, 2007 balance sheet has been derived from the audited financial statements included therein.

Organization and Operations

Middle Kingdom Alliance Corp. (a development stage company) (the “Company”) was incorporated in Delaware on January 17, 2006. The Company was formed to complete a merger, capital stock exchange, asset purchase or other similar business combination (“Business Combination”) with a company in an unspecified industry with principal or substantial operations in the People’s Republic of China (“China”). Such company would be small enough to allow the Company to acquire a material minority investment and large enough to have the organizational and financial infrastructure to operate as a public company. The Company has neither engaged in any operations nor generated any operating revenue to date. At March 31, 2008, the Company had not yet commenced any operations. All activity through March 31, 2008 relates to the Company’s formation, public offering and the search for a company with which to affect a business combination. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

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

At March 31, 2008, the amount of $28,623,421 is being held in a trust account (“Trust Account”) and invested until the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The amount in the Trust Account includes $1,166,561 of contingent underwriting compensation (the “Compensation”) which will be paid to the underwriters only if a Business Combination is consummated, but which will be forfeited if a Business Combination is not consummated. The Company, after signing a definitive agreement for the consummation of a Business Combination with a company will submit such transactions for Class B stockholder approval. The Company will proceed with a Business Combination only if the holders of a majority of the Class B stock cast at the meeting to approve the Business Combination vote in favor of the Business Combination and Class B stockholders owning less than 20% of the outstanding Class B stock vote against the Business Combination and exercise their conversion rights to have their shares redeemed for cash. In connection with the vote required for any Business Combination, all our officers, directors and sponsor have agreed to vote any Class B stock owned by them in accordance with the majority of the Class B stock voted by the public Class B stockholders.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

With respect to a Business Combination which is approved and consummated, any Class B common stockholders who voted against the Business Combination may demand that the Company redeem their shares for cash. The conversion price will equal $8.24 per share of Class B common stock, plus a pro-rata share of the interest earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest (prior to the payment of any federal, state and local taxes due by the Company). Accordingly, 19.99 % of the Class B common stockholders may seek conversion of their shares in the event of a Business Combination, which amount has been classified as Class B common stock subject to possible redemption in the accompanying March 31, 2008 and December 31, 2007 Balance Sheets. For each Class B common stock included in the 19.99% of the Class B common stockholders who may seek conversion of their shares into cash should a Business Combination be approved, is an amount of $0.32 per Class B common stock of the Compensation that will be forfeited by the underwriters. After consummation of the Business Combination, all of these voting safeguards will no longer be applicable.

The $28,623,421 held in the Trust Account at March 31, 2008 has been invested in a United States government security. One half of the interest earned in the Trust Account (prior to the payment of any federal, state and local taxes due by the company) up to a maximum of $1,200,000 will be available to the Company to fund legal, accounting and due diligence on prospective acquisitions and continuing general and administrative expenses. At March 31, 2008, the Company had withdrawn a total of $795,003 of its 50% share of the interest earned on the Trust Account to fund legal, accounting, due diligence on prospective acquisitions and continuing general and administrative expenses. At March 31, 2008, a balance of $404,997 is still available to be withdrawn by the Company for it to reach the maximum allowable amount of $1,200,000 for these purposes. Due to declining interest rates, the Company is uncertain that the available balance of $404,997 could be realized during 2008, to meet these expenditures.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, in the event that the Company does not complete a Business Combination within 18 months after the effective date of the Public Offering on December 13, 2006, being June 13, 2008 (or within 24 months after the effective date of the Public Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after the effective date of the Public Offering and the Business Combination has not been completed within such 24 month period, being December 13, 2008). Our officers, directors and sponsor will not participate in any liquidation distribution from the Trust Account occurring upon our failure to consummate a Business Combination with respect to the common stock acquired by them prior to the Public Offering and with respect to the Class A Units included in the Private Placement. Accordingly, in the event we liquidate, our Class B common stockholders could receive $8.24 per unit plus interest (net of taxes payable and that portion of the earned interest previously released to the Company) or less. The amount available to distribute at any such liquidation could be negatively impacted by issues including, but not limited to, the following: (a) the potential claims or lawsuits that may be brought against us; (b) the amount of additional expenses that we may incur that exceeds the amount of funds held outside of the Trust Account; (c) our ability to ensure that the proceeds held in Trust Account are not reduced by claims of target companies or vendors; and (d) the costs of liquidation, which we estimate to be at least $125,000.

Summary of Significant Accounting Policies

Cash and cash equivalents:

The Company has defined cash and cash equivalents as highly liquid investments with original maturities of ninety days or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. As of March 31, 2008 and December 31, 2007, there is $29,108 and $68,915 in excess of FDIC insurance limits. The Company has not experienced any losses in such accounts.

Net income (loss) per common share:

Net income (loss) per share has been computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share give effect to dilutive options and warrants outstanding during the period. No effect has been given to potential issuances of common shares, aggregating 5,777,355 from warrants or the underwriters purchase option in the computation of the diluted loss per share, as the outstanding warrants and underwriters purchase option are contingently exercisable, commencing on the later of the consummation by the Company of a Business Combination or December 13, 2007.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

Deferred interest:

Deferred interest consists of 19.99% of the net interest attributable to the Class B common stockholders, after the deduction of a pro-rata share of the gross interest earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest prior to the payment of any federal, state and local taxes due by the Company. Deferred interest of $96,154 and $73,609 is included in the value of the Class B common stock subject to possible redemption at March 31, 2008 and December 31, 2007, respectively, in the accompanying balance sheets.

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

Note 3 Accounts payables and accrued liabilities

Accounts payable and accrued liabilities at March 31, 2008 and December 31, 2007, consist of the following:

	For the period ended
	March 31, 2008	December 31, 2007
Audit fees	$46,941	$78,000
Legal fees	168,817	—
Administrative fees	22,500	—
Other accrued expenses	26,225	31,286

	$264,483	$109,286

Note 4 Bank Line of Credit

On December 19, 2006, Wachovia Bank provided the Company with a line of credit for $250,000 to finance the Company’s general working capital needs. The line of credit will mature in 24 months from the date of the Public Offering, on December 19, 2008. Interest is charged at LIBOR plus 2% per annum, which at March 31, 2008 and December 31, 2007 was 4.61% and 7.24%, respectively, with interest payable monthly and the outstanding principal and interest due and payable at maturity. In accordance with the terms of the line of credit, the bank must authorize all distributions to the Company to the extent that the aggregate sum of interest distributed to the Company from the Trust Account exceeds $900,000. At March 31, 2008 and December 31, 2007, the Company had no amounts outstanding under the line of credit.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Note 5 Related Party Transactions

The Company has agreed to pay several of the officers and directors and/or their affiliated companies an aggregate monthly administrative fee of $7,500 for general and administrative services including office space, utilities, and secretarial support in Shanghai, China and Atlanta, Georgia from the Effective Date of the Public Offering through the completion of a Business Combination. The administrative fee of $7,500 per month is allocated among Primus Capital LLC, an affiliate of Mr. Tanenbaum, CEO; Mr. Marks, President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director. At March 31, 2008 and December 31, 2007, the Company accrued a balance of $22,500 and $0, respectively, to the above mentioned officers and directors and/or their affiliated companies.

Note 6 Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors. At March 31, 2008 and December 31, 2007, no preferred shares were issued and outstanding.

Note 7 Income Taxes

The (benefit) provision for income taxes consists of the following:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Current—Federal	$—	$52,907
Current—State and Local	—	9,337
Deferred—Federal	—	—
Deferred—State and Local	—	—

Total	$—	$62,244

No (benefit) provision for income taxes has been made at March 31, 2008 as the Company had operating losses for the three months ending on that date. The financial statements do not reflect a benefit for any possible carry-back claim.

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Statutory federal income tax rate	-34%	34%
State and local income taxes	-4%	4%
Valuation allowance	38%	0%

Effective tax rate	0%	38%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

All activities for the period from January 17, 2006 (inception) through March 31, 2008 relate to the Company’s formation, the completion of the Public Offering and the search for a company with whom to effect a Business Combination. At March 31, 2008, the Company had not entered into a definitive agreement to complete a Business Combination.

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

If the Company does not enter into a letter of intent, an agreement in principle or a definitive agreement (collectively “Agreement”) to complete a Business Combination prior to the expiration of 18 months after the effective date of our Public Offering, being June 13, 2008, we will then liquidate. If the Company does enter into an Agreement to complete a business combination prior to June 13, 2008, but are unable to complete the business combination prior to such date, then we will have an additional 6 months in which to complete the Business Combination contemplated by the Agreement. If we are unable to do so by the expiration of the 24–month period from the effective date of our Public Offering, being December 13, 2008, we will then liquidate.

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

Deferred interest consists of 19.99% of the net interest attributable to the Class B Common Stockholders, after the deduction of a pro-rata share of the gross interest earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest and after the payment of any federal, state and local taxes due by the Company. Deferred interest is included in the value of the Class B Common Stock subject to possible redemption, in the accompanying balance sheets.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations

For the three months ending March 31, 2008 we had a net operating loss of $86,153. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $313,211 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia of $7,500, owed to several of the officers and directors and/or their affiliated companies. No (benefit) provision for income taxes has been made at March 31, 2008 as the Company had operating losses for the three months ending on that date. The financial statements do not reflect a benefit for any possible carry-back claim.

For the three months ending March 31, 2007 we earned net income after taxes of $102,524. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $175,678 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in, China and Atlanta, Georgia of $7,500, paid to several of the officers and directors and/or their affiliated companies. We also provided for $62,244 in income taxes.

For the period from January 17, 2006 (inception) to March 31, 2008 we earned net income after taxes of $224,567. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $1,100,821 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia of $7,500, owed or paid to several of the officers and directors and/or their affiliated companies. We also provided for $262,896 in income taxes.

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

The net proceeds from the sale of our Series A and Series B Units, after deducting certain offering expenses of $1,624,438 including underwriting discounts and commissions and placement fees and the proceeds from the Private Placement were $28,263,302. Of this amount, $28,183,313 or $8.24 per each Series B Unit sold to the public, was placed in the Trust Account, and the remaining proceeds of $79,989 were available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest at March 31, 2008. During the quarter ending March 31, 2008, we transferred a total of $115,169 from the Trust Account to the operating account, consisting of $103,471 being the Company’s 50% share of the interest earned on the Trust Account for various general and administrative expenses incurred during the quarter and $11,698 for Federal, State and local tax obligations. As of March 31, 2008, there was $28,704,371 or $8.39 per Class B common stock held in the Trust Account, of which up to $1,166,561 will be paid to the underwriters if a Business Combination is consummated, but which will be forfeited if a Business Combination is not consummated or a portion of which will be forfeited if a Business Combination is consummated and less than 20% of the public stockholders elect to have their Class B common stock redeemed for cash. We will use substantially all of the net proceeds of the Public Offering and Private Placement to acquire a company, including identifying and evaluating prospective acquisition candidates, selecting the company’s business, and structuring, negotiating and consummating the Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the company with which we have consummated a Business Combination.

With respect to a Business Combination which is approved and consummated, any Class B common stockholders who votes against the Business Combination may demand that the Company redeem their shares for cash. The conversion price will equal $8.24 per share of Class B common stock, plus a pro-rata share of the net interest earned in the Trust Account after deducting the lesser of $1,200,000 or 50% of the gross interest and after the payment of any federal, state and local taxes due by the Company. Accordingly, 19.99 % of the Class B common stockholders may seek conversion of their shares in the event of a Business Combination, which amount has been classified as Class B common stock subject to possible redemption in the accompanying March 31, 2008 balance sheet. For each Class B common share included in the 19.99% of the Class B common stockholders who may seek conversion of their shares into cash should a Business Combination be approved, is an amount of $0.32 per Class B common share of deferred underwriters compensation that will be forfeited by the underwriters. Accordingly, at March 31, 2008 $5,732,809 of the net proceeds from the Public Offering and Private Placement has been classified as common stock subject to possible redemption in the Company’s balance sheet.

If the Company does not enter into an Agreement prior to the expiration of the 18 month period after the effective date of our Public Offering, being June 13, 2008 and we are required to liquidate, it is uncertain that the funds available to us outside of the Trust Account and 50% of the interest earned on the Trust Account up to a maximum of $1,200,000, which we may access, will be sufficient to allow us to operate and liquidate the Company. If the Company does enter into an Agreement prior to June 13, 2008 but does not consummate a Business Combination prior to December 13, 2008 and we are required to liquidate, it is uncertain that the funds available to us outside of the Trust Account and 50% of the interest earned on the Trust Account up to a maximum of $1,200,000, which we may access, will be sufficient to allow us to manage and liquidate the Company.

In the event we are required to liquidate it is possible that the amounts payable to our Class B stockholders could be less than $8.24 per share. The amount available to distribute at any such liquidation could be negatively impacted by issues including, but not limited to, the following: (a) the potential claims or lawsuits that may be brought against us; (b) the amount of additional expenses that we may incur that exceeds the amount of funds held outside of the Trust Account; (c) our ability to ensure that the proceeds held in Trust Account are not reduced by claims of target companies or vendors; and (d) the costs of liquidation, which we estimate to be at least $125,000.

It is uncertain if we may be required to raise additional funds following the Public Offering and Private Placement in order to meet the expenditures required for operating our business should an Agreement be entered into prior to June 13, 2008 but prior to the consummation of a Business Combination by December 13, 2008. Additionally, we may also be required to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a Business Combination that is presented to us. With regard to the latter, we would only consummate such a fund raising, simultaneously with the completion of a Business Combination.

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

On the Closing Date of the Public Offering, Wachovia Bank provided the Company with a line of credit for $250,000 to finance the Company’s general working capital needs, but which does not include any expenses associated with dissolution and liquidation or any amounts that may be due to or reserved for payment to creditors. The line of credit will mature in 24 months from the Closing Date of the Public Offering, being December 19, 2008. Interest is charged at an annual rate of LIBOR plus 2%, which at March 31, 2008 and 2007 was 4.61% and 7.24%. Interest is payable monthly and the outstanding principal and interest due and payable at maturity. In accordance with the terms of the line of credit, the bank must authorize all distributions to the Company to the extent that the aggregate sum of interest distributed to the Company from the Trust Account exceeds $900,000. At March 31, 2008, the Company had $0 outstanding under the line of credit.

Contractual Obligations

The Company has agreed to pay several of the officers and directors and/or their affiliated companies an aggregate monthly administrative fee of $7,500 for general and administrative services including office space, utilities, and secretarial support in Shanghai, China and Atlanta, Georgia from the Effective Date of the Public Offering through the completion of a Business Combination. The administrative fee of $7,500 per month is allocated among Primus Capital LLC, an affiliate of Mr. Tanenbaum, CEO; Mr. Marks, President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director. At March 31, 2008 and December 31, 2007, the Company accrued a balance of $22,500 and $0, respectively, to the above mentioned officers and directors and/or their affiliated companies.

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended March 31, 2008 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2007 for a detailed discussion of our risk factors.

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

Middle Kingdom Alliance Corp.

May 15, 2008	/s/ Bernard J. Tanenbaum III
Bernard J. Tanenbaum III
Chief Executive Officer

May 15, 2008	/s/ Fred A. Brasch
Fred A. Brasch
Chief Financial Officer