Form 10-Q
period 2008-06-30
Middle Kingdom Alliance Corp.
filed 2008-08-05
CIK 1360244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. There were 1,065,650 shares of the Company’s Common Stock, 3,420,305 shares of the Company’s Class B Common Stock, 1,578,250 of the Company’s Class A Warrants, and 3,420,305 of the Company’s Class B Warrants, outstanding on August 5, 2008.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

			Page No.
Part I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Balance Sheets, June 30, 2008 (Unaudited) and December 31, 2007	3

		Statements of Operations for the three months ended June 30, 2008 (Unaudited) and 2007 (Unaudited), for the six months ended June 30, 2008 (Unaudited) and 2007 (Unaudited) and for the period January 17, 2006 (inception) to June 30, 2008 (Unaudited)	4

		Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2008 (Unaudited) and for the period January 17, 2006 (inception) to December 31, 2007	5

		Statements of Cash Flows for the six months ended June 30, 2008 (Unaudited) and 2007 (Unaudited) and for the period January 17, 2006 (inception) to June 30, 2008 (Unaudited)	6

		Notes to Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

	Item 4.	Controls and Procedures	17

Part II.	OTHER INFORMATION

	Item 1A.	Risk Factors	18

	Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	18

	Item 6.	Exhibits	18

	SIGNATURES		18

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,196	$168,915
Investments held in trust account	28,766,704	28,570,476
Prepaid insurance and other assets	40,969	42,096

Total current assets	$28,831,869	$28,781,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$219,856	$109,286
Bank line of credit	180,000	—
Due to underwriters	947,662	947,662

Total current liabilities	1,347,518	1,056,948

Commitments:
Class B common stock, $.001 par value, 684,060 shares subject to possible redemption	5,747,698	5,710,264

Stockholders’ Equity:
Preferred stock - $.001 par value;
Authorized 1,000,000 shares; none issued	$—	$—
Common stock - $.001 par value;
Authorized 15,000,000 shares; issued and outstanding 1,065,650	1,065	1,065
Class B common stock - $.001 par value;
Authorized 5,000,000 shares; issued and outstanding 3,420,305 (includes 684,060 shares subject to possible redemption)	3,420	3,420
Additional paid-in capital	21,699,070	21,699,070
Retained earnings during the development stage	33,098	310,720

Total stockholders’ equity	21,736,653	22,014,275

Total liabilities and stockholders’ equity	$28,831,869	$28,781,487

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Period from January 17, 2006 (inception) to June 30, 2008
	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Operating expenses:
General, administrative and legal	$(343,154)	$(142,960)	$(656,365)	$(318,639)	$(1,443,975)

Loss from operations	(343,154)	(142,960)	(656,365)	(318,639)	(1,443,975)
Interest income	151,685	327,868	378,743	668,314	1,739,969

(Loss) income before provision for income taxes	(191,469)	184,908	(277,622)	349,675	295,994
Provision for income taxes - current	—	(62,861)	—	(125,104)	(262,896)

Net (loss) income	$(191,469)	$122,047	$(277,622)	$224,571	$33,098

Weighted average number of shares outstanding	4,485,955	4,485,955	4,485,955	4,468,022

Net (loss) income per share - basic	$(0.04)	$0.03	$(0.06)	$0.05

Net (loss) income per share - diluted	$(0.04)	$0.03	$(0.06)	$0.05

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Class B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit) During the Development Stage	Total Stockholders’ Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
January 17, 2006 (inception)		$—		$—	$—	$—	$—
Issuances of common stock for cash to founders at $.03 per share (from February 15, 2006 to September 30, 2006)	750,000	750			21,750		22,500
Issuances of Series A units for cash to founders at $8.00 per unit (from February 15, 2006 to September 30, 2006)	90,450	90			723,510		723,600
Sale of Series A units, net of underwriters discount and offering expenses on December 19, 2006	198,000	198			1,532,397		1,532,595
Sale of Series B units, net of underwriters’ discount and offering expenses on December 19, 2006 (includes shares subject to possible redemption)			3,300,000	3,300	23,950,909		23,954,209
Proceeds from the issuance of an underwriters’ option					100		100
Reclassification of amounts subject to possible redemption of 659,999 Class B common shares					(5,438,392)		(5,438,392)
Net loss						(92,546)	(92,546)

Balance - December 31, 2006	1,038,450	1,038	3,300,000	3,300	20,790,274	(92,546)	20,702,066
Sale of Series A units, net of underwriters’ discount and offering expenses on January 5, 2007	27,200	27			210,435		210,462
Sale of Series B units, net of underwriters’ discount and offering expenses on January 26, 2007 (includes shares subject to possible redemption)			120,305	120	894,554		894,674
Reclassification of amounts subject to possible redemption of an additional 24,061 Class B common stock for a total of 684,060 Class B common shares					(198,263)		(198,263)
Overpayment of NASD filing fees refunded					2,070		2,070
Net Income						403,266	403,266

Balance - December 31, 2007	1,065,650	1,065	3,420,305	3,420	21,699,070	310,720	22,014,275
Net loss						(86,153)	(86,153)

Balance - March 31, 2008	1,065,650	1,065	3,420,305	3,420	21,699,070	224,567	21,928,122
Net loss						(191,469)	(191,469)

Balance - June 30, 2008	1,065,650	$1,065	3,420,305	$3,420	$21,699,070	$33,098	$21,736,653

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Period from January 17, 2006 (inception) to June 30, 2008
Cash flows from operating activities:
Net (loss) income	$(277,622)	$224,571	$33,098
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
(Increase) decrease value of trust account	(27,469)	34,609	(66,887)
Deferred interest income included in shares subject to redemption	37,434	43,572	111,043
Changes in operating assets and liabilities:
Prepaid insurance and other assets	1,127	45,100	(40,969)
Accounts payable and accrued liabilities	110,570	(164,805)	219,856

Net cash (used in) provided by operating activities	(155,960)	183,047	256,141

Cash flows from investing activities:
Purchase of investment in trust account, net	(168,759)	(1,226,345)	(28,699,817)

Net cash used in investing activities	(168,759)	(1,226,345)	(28,699,817)

Cash flows from financing activities:
Proceeds from common stock to founders	—	—	22,500
Proceeds from Series A units to founders	—	—	723,600
Proceeds from Series A and Series B units sold	—	1,144,639	27,541,672
Proceeds from issuance of an underwriters’ option	—	—	100
Proceeds from bank line of credit	225,000	140,000	375,000
Repayment of bank line of credit	(45,000)	(110,000)	(195,000)

Net cash provided by financing activities	180,000	1,174,639	28,467,872

Net (decrease) increase in cash	(144,719)	131,341	24,196
Cash and cash equivalents at beginning of period	168,915	2,828	—

Cash and cash equivalents at end of period	$24,196	$134,169	$24,196

Supplemental disclosure of non-cash financing activities:
Accrual of deferred underwriting fees	$—	$39,502	$947,662

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$822	$299	$1,199

Income taxes	$—	$87,908	$281,890

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Note 1 Basis of presentation, organization and proposed business operations and summary of significant accounting policies

Basis of Presentation

The financial statements at June 30, 2008 and for the period from January 17, 2006 (inception) to June 30, 2008 and for the three and six months ended June 30, 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Middle Kingdom Alliance Corp. (a development stage company) (the “Company”) as of June 30, 2008 and the results of its operations for the three and six months ended June 30, 2008 and its cash flows for the six months ended June 30, 2008 and for the period from January 17, 2006 (inception) to June 30, 2008. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007. The December 31, 2007 balance sheet has been derived from the audited financial statements included therein.

Organization and Operations

Middle Kingdom Alliance Corp. was incorporated in Delaware on January 17, 2006. The Company was formed to complete a merger, capital stock exchange, asset purchase or other similar business combination (“Business Combination”) with a company in an unspecified industry with principal or substantial operations in the People’s Republic of China (“China”). Such company would be small enough to allow the Company to acquire a material minority investment and large enough to have the organizational and financial infrastructure to operate as a public company. The Company has neither engaged in any operations nor generated any operating revenue to date. At June 30, 2008, the Company had not yet commenced any operations. All activity through June 30, 2008 relates to the Company’s formation, public offering and the search for a company with which to affect a business combination. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on December 13, 2006. The Company completed a private placement (the “Private Placement”) in February 2006 and received net proceeds of $723,600. The Company consummated the Public Offering on December 19, 2006 and received proceeds of $26,394,963, net of underwriters’ discount of $1,119,360 and offering expenses of $469,677. On January 4, 2007, and January 26, 2007, the underwriters exercised a portion of their over-allotment option from which the Company received proceeds of $1,144,639, net of underwriters’ discount of $35,401. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (collectively the “Offerings”) (as described in Note 2), although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a Business Combination with a company with principal or substantial operations in China.

At June 30, 2008, the amount of $28,705,089 is being held in a trust account (“Trust Account”) and invested until the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The amount in the Trust Account includes $1,166,561 of contingent underwriting compensation (the “Compensation”) which will be paid to the underwriters only if a Business Combination is consummated, but which will be forfeited if a Business Combination is not consummated. The Company, after signing a definitive agreement for the consummation of a Business Combination with a company will submit such transactions for Class B common stockholder approval. The Company will proceed with a Business Combination only if the holders of a majority of the Class B common stock cast at the meeting to approve the Business Combination vote in favor of the Business Combination and Class B common stockholders owning less than 20% of the outstanding Class B common stock vote against the Business Combination and exercise their conversion rights to have their shares redeemed for cash. In connection with the vote required for any Business Combination, all our officers, directors and sponsor have agreed to vote any Class B common stock owned by them in accordance with the majority of the Class B common stock voted by the public Class B common stockholders.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

With respect to a Business Combination which is approved and consummated, any Class B common stockholders who voted against the Business Combination may demand that the Company redeem their shares for cash. The conversion price will equal $8.24 per share of Class B common stock, plus a pro-rata share of the interest earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest (prior to the payment of any federal and state taxes due by the Company). Accordingly, 19.99% of the Class B common stockholders may seek conversion of their shares in the event of a Business Combination, which amount has been classified as Class B common stock subject to possible redemption in the accompanying June 30, 2008 and December 31, 2007 balance sheets. For each Class B common stock included in the 19.99% of the Class B common stockholders who may seek conversion of their shares into cash should a Business Combination be approved, is an amount of $0.32 per Class B common stock of the Compensation that will be forfeited by the underwriters. After consummation of the Business Combination, all of these voting safeguards will no longer be applicable.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, in the event that the Company does not complete a Business Combination within 18 months after the Effective Date of the Public Offering on December 13, 2006, being June 13, 2008 (or within 24 months after the effective date of the Public Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after the effective date of the Public Offering and the Business Combination has not been completed within such 24 month period, being December 13, 2008). On May 23, 2008 the Company issued a press release in connection with its execution of a letter of intent to complete a Business Combination with a company having its principle operations in China. Pursuant to the Company’s Certificate of Incorporation, execution of the letter of intent affords the Company an extension to complete the Business Combination, until December 13, 2008.

The Company’s officers, directors and sponsor will not participate in any liquidation distribution from the Trust Account in the event the Company fails to consummate a Business Combination with respect to the common stock acquired by them prior to the Public Offering and with respect to the Class A Units included in the Private Placement. Accordingly, if the Company liquidates, the Class B common stockholders could receive $8.24 per Class B common stock plus interest (net of taxes payable and that portion of the earned interest released to the Company) and less liquidation expenses and certain other liabilities as discussed below. At June 30, 2008 the amount available in the Trust Account would equal approximately $8.29 per Class B common stock after reserving for all amounts due the Company’s creditors, excluding those that have waived their right to seek payment from the Trust Account as discussed below, the outstanding payable to the bank under the Company’s line of credit and the estimated $125,000 costs associated with the Company’s plan of dissolution and distribution. However, as discussed below, that amount could be reduced by the amount of additional expenses that the Company may incur that exceeds the amount of funds held outside of the Trust Account. The per share amount could also be reduced by the costs of liquidation in excess of what the Company estimates would be at least $125,000, and by any other claims against the Company, whether by target companies, vendors, or others (the Company is not presently aware of any such claims).

The $28,705,089 held in the Trust Account at June 30, 2008 has been invested in a United States government security. One half of the interest earned in the Trust Account (prior to the payment of any federal and state taxes due by the Company) up to a maximum of $1,200,000 will be available to the Company to fund legal, accounting and due diligence on prospective acquisitions and continuing general and administrative expenses. At June 30, 2008, the Company had withdrawn a total of $885,483 of the interest earned on the Trust Account. At June 30, 2008, a balance of $314,517 may be withdrawn by the Company before reaching the maximum allowable amount of $1,200,000. However, due to declining interest rates, the Company is uncertain that the Trust Account could earn sufficient interest through December 13, 2008 to make available the remaining $314,517 distributable to the Company. As of June 30, 2008, the Company had accounts payable to creditors and an outstanding payable to the bank under the Company’s line of credit totaling $219,856 and $180,000, respectively. Of the $219,856 payable to creditors at June 30, 2008, creditors who are owed $135,660 have waived their right to seek payment from the Trust Account. Creditors who have not waived their right to seek payment from the Trust Account could proceed against the Trust Account if the Company did not have sufficient funds to pay them, which would reduce the amount distributable to the Class B common stockholders in any liquidation. Under an agreement with the underwriters, the Company’s officers, directors, and initial stockholder have agreed to indemnify the Trust Account from any such third party claims on a several basis, in proportion to their ownership interest in the Series A Units issued in a private placement prior to the Company’s initial public offering. However, because the indemnity is on a several basis, there can be no assurance that all amounts payable to the Company pursuant to the indemnity agreement would in fact be collected by the Company. If any amounts owed to the Company under the indemnity agreement are not collected, then, to the extent the Company’s expenses exceed the amount the Trust Account can distribute to the Company from its interest income, the per share amount distributable to the Class B common stockholders in any liquidation would be reduced.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

After the foregoing costs and expenses have been paid or reserved and the required stockholder approval has been received, the Company will distribute to its Class B common stockholders the amount in the Trust Account. At June 30, 2008 the amount available in the Trust Account would equal approximately $8.29 per Class B common stock after reserving for all amounts due the Company’s creditors, excluding those that have waived their right to seek payment from the Trust Account, the outstanding payable to the bank under the Company’s line of credit and the approximate $125,000 estimated costs associated with the Company’s plan of dissolution and distribution.

It is however possible that the amount payable to our Class B common stockholders could be reduced from the $8.29 discussed above. As a result of declining interest rates as the Company continues to pursue a Business Combination, its operational costs will continue to exceed the interest income the Trust Account can distribute to the Company. As a result, the amounts due to creditors, who could proceed against the Trust Account for payment, unless such right has been waived as discussed above, could increase. In addition, the amounts payable to the Class B common stockholders maybe further reduced by any other claims against the Company, whether by target companies, vendors, or others. The Company is not presently aware of any such claims.

The holders of common stock will be entitled to receive the balance, if any, of the maximum amount of interest distributable to the Company and not previously distributed, as well as any other remaining net assets, after payment to our Class B common stockholders. The Company does not currently expect that any amounts will be available to distribute to its common stockholders.

As a result of the circumstances discussed above, we may be required to raise additional funds in order to meet the expenditures required for operating our business, either to complete the Business Combination for which a letter of intent has been signed, or to pursue another Business Combination should the Business Combination for which the letter of intent was announced on May 23, 2008 cannot be completed. Such additional funds would most likely be sought through a private offering of debt or equity securities.

Summary of Significant Accounting Policies

Cash and cash equivalents:

The Company has defined cash and cash equivalents as highly liquid investments with original maturities of ninety days or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. As of June 30, 2008 and December 31, 2007, there is $0 and $68,915 in excess of FDIC insurance limits. The Company has not experienced any losses in such accounts.

Net income (loss) per common share:

Net income (loss) per share has been computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share give effect to dilutive options and warrants outstanding during the period. No effect has been given to potential issuances of common shares, aggregating 5,777,355 from warrants or the underwriters’ purchase option in the computation of the diluted net income (loss) per share, as the outstanding warrants and underwriters’ purchase option are contingently exercisable, commencing on the later of the consummation by the Company of a Business Combination or December 13, 2007.

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

Deferred interest:

Deferred interest consists of 19.99% of the net interest attributable to the Class B common stockholders, after the deduction of a pro-rata share of the gross interest earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest prior to the payment of any federal and state taxes due by the Company. Deferred interest of $111,044 and $73,609 is included in the value of the Class B common stock subject to possible redemption at June 30, 2008 and December 31, 2007, respectively, in the accompanying balance sheets.

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

Note 3 Accounts payables and accrued liabilities

Accounts payable and accrued liabilities at June 30, 2008 and December 31, 2007, consist of the following:

	For the period ended
	June 30 2008	December 31, 2007
Audit fees	$12,500	$78,000
Legal fees	166,908	—
Other accrued expenses	40,448	31,286

	$219,856	$109,286

Note 4 Bank Line of Credit

On December 19, 2006, Wachovia Bank provided the Company with a line of credit for $250,000 to finance the Company’s general working capital needs. At June 30, 2008 and December 31, 2007, the Company had $180,000 and $0 outstanding under the line of credit, respectively.

The line of credit will mature in 24 months from the date of the Public Offering, on December 19, 2008. Interest is charged at LIBOR plus 2% per annum, which at June 30, 2008 and December 31, 2007 was 4.46% and 7.24%, respectively, with interest payable monthly and the outstanding principal and interest due and payable at maturity.

In accordance with the terms of the line of credit, the bank must authorize all distributions to the Company to the extent that the aggregate sum of interest distributed to the Company from the Trust Account exceeds $900,000. In July, 2008, Wachovia Bank authorized the distribution to the Company from the Trust Account the Company’s share of the interest earned up to the $1,200,000 limit discussed in Note 1.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Note 5 Related Party Transactions

The Company has agreed to pay several of the officers and directors and/or their affiliated companies an aggregate monthly administrative fee of $7,500 for general and administrative services including office space, utilities, and secretarial support in Shanghai, China and Atlanta, Georgia from the Effective Date of the Public Offering through the completion of a Business Combination. The administrative fee of $7,500 per month is allocated among Primus Capital LLC, an affiliate of Mr. Tanenbaum, CEO; Mr. Marks, President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director. At June 30, 2008 and December 31, 2007, the Company had no unpaid balances owed to the above mentioned officers and directors and/or their affiliated companies.

Note 6 Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors. At June 30, 2008 and December 31, 2007, no preferred shares were issued and outstanding.

Note 7 Income Taxes

The (benefit) provision for income taxes consists of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Current - Federal	$—	$53,431	$—	$106,338
Current - State and Local	—	9,430	—	18,766
Deferred - Federal	—	—	—	—
Deferred - State and Local	—	—	—	—

Total	$—	$62,861	$—	$125,104

No (benefit) provision for income taxes has been made at June 30, 2008 as the Company had operating losses for the three and six months ending on that date. The financial statements do not reflect a benefit for any possible carry-back claim.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Statutory federal income tax rate	34%	34%	34%	34%
State and local income taxes	4%	4%	4%	4%
Valuation Allowance	-38%	-3%	-38%	-3%

Effective tax rate	0%	35%	0%	35%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under Item 1A “Risk Factors” in our Annual Report on Form 10-K and in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

All activities for the period from January 17, 2006 (inception) through June 30, 2008 relate to the Company’s formation, the completion of the Public Offering and the search for a company with whom to effect a Business Combination. At June 30, 2008, the Company had not entered into a definitive agreement to complete a Business Combination.

In pursuit of our plan of completing an appropriate business combination we actively seek introductions to qualified target companies by contacting and then often meeting with bankers, government officials, consultants, advisors, and other potential intermediaries. This process has thus far resulted in our review of information and/or meetings with management or representatives of more than 50 companies, each with substantial operations in China. Subsequent to these introductory reviews, if we view the company positively and if the company expresses an interest in exploring a business combination with us, we may conduct a preliminary level of due diligence. We have occasionally explored business combinations through the issuance of non–binding letters which outline the basic terms that we propose for a potential business combination. These non-binding letters also provided for collaborative efforts which could have lead to a business combination. On May 23, 2008 the Company issued a press release in connection with its execution of a letter of intent to complete a business combination with a company having its principle operations in China. Pursuant to the Company’s Certificate of Incorporation, execution of the letter of intent affords the Company an extension to complete the business combination, until December 13, 2008.

If the Company did not enter into a letter of intent, an agreement in principle or a definitive agreement (collectively “Agreement”) to complete a Business Combination prior to the expiration of 18 months after the effective date of our Public Offering, being June 13, 2008, we would then have to have liquidated. If the Company does enter into an Agreement to complete a business combination prior to June 13, 2008, but are unable to complete the business combination prior to such date, then we will have an additional 6 months in which to complete the Business Combination contemplated by the Agreement. If we are unable to do so by the expiration of the 24month period from the effective date of our Public Offering, being December 13, 2008, we will then liquidate.

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

Deferred interest consists of 19.99% of the net interest attributable to the Class B common stockholders, after the deduction of a pro-rata share of the gross interest earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest and after the payment of any federal and state taxes due by the Company. Deferred interest is included in the value of the Class B common stock subject to possible redemption, in the accompanying balance sheets.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations

For the three months ending June 30, 2008 we had a net loss of $191,469. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $343,154 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia of $7,500, owed to several of the officers and directors and/or their affiliated companies. No (benefit) provision for income taxes has been made at June 30, 2008 as the Company had operating losses for the three months ending on that date. The financial statements do not reflect a benefit for any possible carry-back claim. For the three months ending June 30, 2007 we earned net income after taxes of $184,908. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $142,960 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in, China and Atlanta, Georgia of $7,500, paid to several of the officers and directors and/or their affiliated companies. We also provided for $62,861 in income taxes.

For the six months ending June 30, 2008 we had a net loss of $277,622. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $656,365 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia of $7,500, owed to several of the officers and directors and/or their affiliated companies. No (benefit) provision for income taxes has been made at June 30, 2008 as the Company had operating losses for the six months ending on that date. The financial statements do not reflect a benefit for any possible carry-back claim. For the six months ending June 30, 2007 we earned net income after taxes of $224,571. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $318,639 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in, China and Atlanta, Georgia of $7,500, paid to several of the officers and directors and/or their affiliated companies. We also provided for $125,104 in income taxes.

For the period from January 17, 2006 (inception) to June 30, 2008 we earned net income after taxes of $33,908. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $1,443,975 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia of $7,500, owed or paid to several of the officers and directors and/or their affiliated companies. We also provided for $262,896 in income taxes.

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

On December 19, 2006, the Public Offering closing date, the Company sold 198,000 Series A Units at $8.00 per unit and 3,300,000 Series B Units at $8.00 per unit and received proceeds of $26,394,963, net of underwriters’ discount of $1,119,360 and offering expenses of $469,677. On January 4, 2007, and January 26, 2007, the underwriters exercised a portion of their over-allotment option for 27,200 Series A Units at $8.00 per unit and 120,305 Series B Units at $8.00 per unit, respectively, resulting in the Company receiving additional proceeds of $1,144,639, net of underwriters’ discount of $35,401. Each Series A Unit consists of one share of the Company’s Common Stock, $.001 par value, and five non-redeemable common stock purchase Class A Warrants. Each Series B Unit consists of one share of the Company’s Class B common stock, $.001 par value, and one redeemable common stock purchase Class B Warrant. Each Class A Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00 commencing on the later of (a) one year from the Effective Date of the Public Offering, being December 13, 2006 (the “Effective Date”) or (b) the completion of a Business Combination with a company, and expiring seven years from the Effective Date. Each Class B Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00 commencing on the later of (a) one year from the Effective Date or (b) the completion of a Business Combination with a company, and expiring seven years from the Effective Date or earlier upon redemption. Our Common Stock, Class B common stock, Class A and Class B Warrants started trading separately as of March 13, 2007.

The net proceeds from the sale of our Series A and Series B Units, after deducting certain offering expenses of $1,624,438 including underwriting discounts and commissions and placement fees and the proceeds from the Private Placement were $28,263,302. Of this amount,

$28,183,313 or $8.24 per each Series B Unit sold to the public, was placed in the Trust Account, and the remaining proceeds of $79,989 were available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest at June 30, 2008. During the quarter ending June 30, 2008, we transferred a total of $99,292 from the Trust Account to the operating account, consisting of $90,480 being the Company’s 50% share of the interest earned on the Trust Account for various general and administrative expenses incurred during the quarter and $8,812 for federal and state tax obligations. As of June 30, 2008, there was $28,766,704 or $8.41 per Class B common stock held in the Trust Account, of which up to $1,166,561 will be paid to the underwriters if a Business Combination is consummated, but which will be forfeited if a Business Combination is not consummated or a portion of which will be forfeited if a Business Combination is consummated and less than 20% of the public stockholders elect to have their Class B common stock redeemed for cash. We will use substantially all of the net proceeds of the Public Offering and Private Placement to acquire a company, including identifying and evaluating prospective acquisition candidates, selecting the company’s business, and structuring, negotiating and consummating the Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the company with which we have consummated a Business Combination.

With respect to a Business Combination which is approved and consummated, any Class B common stockholders who votes against the Business Combination may demand that the Company redeem their shares for cash. The conversion price will equal $8.24 per share of Class B common stock, plus a pro-rata share of the net interest earned in the Trust Account after deducting the lesser of $1,200,000 or 50% of the gross interest and after the payment of any federal and state taxes due by the Company. Accordingly, 19.99 % of the Class B common stockholders may seek conversion of their shares in the event of a Business Combination, which amount has been classified as Class B common stock subject to possible redemption in the accompanying June 30, 2008 balance sheet. For each Class B common stock included in the 19.99% of the Class B common stockholders who may seek conversion of their shares into cash should a Business Combination be approved, is an amount of $0.32 per Class B common stock of deferred underwriters’ compensation that will be forfeited by the underwriters. Accordingly, at June 30, 2008 $5,747,698 of the net proceeds from the Public Offering and Private Placement has been classified as common stock subject to possible redemption in the Company’s balance sheet.

If the Company does not complete a Business Combination by December 13, 2008, unless such date is extended at a special meeting of our shareholders called for such purpose, it will begin the process of dissolving, liquidating and winding up its operations, and distributing to its Class B common stockholders the amounts in the Trust Account less certain liabilities as described below. The Company must receive the approval of the Class B common stockholders and the common stockholders (voting as one class) for any such plan of dissolution and distribution. Immediately upon the approval by the Class B common stockholders and the common stockholders of the Company’s plan of dissolution and distribution, the Company will liquidate and distribute the Trust Account to its Class B common stockholders.

The Company estimates that the costs associated with the implementation and completion of any such plan of dissolution and distribution will be approximately $125,000. These costs will be paid by any funds not held in the Trust Account, provided that if such funds are insufficient for such purpose, the Company will pay the costs from the Trust Account which will reduce the amount available to the Class B common stockholders. The Company currently expects that it will not have sufficient funds held outside the Trust Account to pay the expenses for its plan of dissolution and distribution, and that it will be required to pay the costs for such plan from the Trust Account.

In addition to the costs associated with the Company’s plan of dissolution and distribution, the Company will be required to make payments or provisions to satisfy all creditors of the Company. The $28,705,089 held in the Trust Account at June 30, 2008 has been invested in a United States government security. One half of the interest earned in the Trust Account (prior to the payment of any federal and state taxes due by the Company) up to a maximum of $1,200,000 will be available to the Company to fund legal, accounting and due diligence on prospective acquisitions and continuing general and administrative expenses. At June 30, 2008, the Company had withdrawn a total of $885,483 of the interest earned on the Trust Account. At June 30, 2008, $314,517 may be withdrawn by the Company before reaching the maximum allowable amount of $1,200,000. However, due to declining interest rates, the Company is uncertain that the Trust Account could earn sufficient interest through December 13, 2008 to make available the remaining $314,517 distributable to the Company. As of June 30, 2008, the Company had accounts payable to creditors and an outstanding payable to the bank under the Company’s line of credit totaling $219,856 and $180,000, respectively. Of the $219,856 payable to creditors at June 30, 2008, creditors who are owed $135,660 have waived their right to seek payment from the Trust Account. Creditors who have not waived their right to seek payment from the Trust Account could proceed against the Trust Account if the Company did not have sufficient funds to pay them, which would reduce the amount distributable to the Class B common stockholders in any liquidation. Under an agreement with the underwriters, the Company’s officers, directors, and initial stockholder have agreed to indemnify the Trust Account from any such third party claims on a several basis, in proportion to their ownership interest in the Series A Units issued in a private placement prior to the Company’s initial public offering. However, because the indemnity is on a several basis, there can be no assurance that all amounts payable to the Company pursuant to the indemnity agreement would in fact be collected by the Company. If any amounts payable under the indemnity agreement are not collected, then, to the extent the Company’s expenses exceed the amount the Trust Account can distribute to the Company from its interest income, the per share amount distributable to the Class B common stockholders in any liquidation would be reduced.

After the foregoing costs and expenses have been paid or reserved and the required stockholder approval has been received, the Company will distribute to its Class B common stockholders the amount in the Trust Account. At June 30, 2008 the amount available in the Trust Account would equal approximately $8.29 per Class B common stock after reserving for all amounts due the Company’s creditors, excluding those that have waived their right to seek payment from the Trust Account, the outstanding payable to the bank under the Company’s line of credit and the approximate $125,000 estimated costs associated with the Company’s plan of dissolution and distribution.

It is however possible that the amount payable to our Class B common stockholders could be reduced from the $8.29 discussed above. As a result of declining interest rates as the Company continues to pursue a Business Combination, its operational costs will continue to exceed the interest income the Trust Account can distribute to the Company. As a result, the amounts due to creditors, who could proceed against the Trust Account for payment, unless such right has been waived as discussed above, could increase. In addition, the amounts payable to the Class B common stockholders maybe further reduced by any other claims against the Company, whether by target companies, vendors, or others. The Company is not presently aware of any such claims.

The holders of common stock will be entitled to receive the balance, if any, of the maximum amount of interest distributable to the Company and not previously distributed, as well as any other remaining net assets, after payment to our Class B common stockholders. The Company does not currently expect that any amounts will be available to distribute to its common stockholders.

As a result of the circumstances discussed above, we may be required to raise additional funds in order to meet the expenditures required for operating our business, either to complete the Business Combination for which a letter of intent has been signed, or to pursue another Business Combination should the Business Combination for which the letter of intent was announced on May 23, 2008 cannot be completed. Such additional funds would most likely be sought through a private offering of debt or equity securities.

Competition

In identifying, evaluating and selecting target businesses, it is usually the case that target businesses have more than one alternative which would similarly satisfy its capital funding needs. While there have been numerous potential target businesses that we could acquire with the net proceeds of our Public Offering and Private Placement, our ability to compete in acquiring certain sizable target businesses has been limited by our available financial structure and resources. Among other things, target companies may consider that:

•

our obligation to seek stockholder approval of a Business Combination or obtain the necessary financial statements to be included in the proxy materials to be sent to stockholders in connection with a proposed Business Combination may delay the completion of a transaction;

•	our obligation to seek a review of our proxy material and any other filings required under the securities laws of the United States may delay the completion of a transaction;

•	our obligation to convert into cash shares of Class B common stock held by our Class B common stockholders in certain instances may reduce the resources available to us for a Business Combination; and

•

our outstanding warrants and the purchase option granted to the Representatives of the underwriters, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a Business Combination.

If we succeed in effecting a Business Combination, there will be, in all likelihood, intense competition from competitors of the target business. In particular, certain industries that experience rapid growth frequently attract an increasing number of competitors, possibly including competitors with greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry with the prospective target with whom we have entered into a letter of intent cannot presently be fully ascertained. Subsequent to a Business Combination, we may not have the resources to compete effectively, especially to the extent that the target businesses are in high-growth industries.

Off Balance Sheet Arrangements

Warrants issued in conjunction with our Private Placement and Public Offering are equity linked derivatives and accordingly represent off balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.

On the Closing Date of the Public Offering, Wachovia Bank provided the Company with a line of credit for $250,000 to finance the Company’s general working capital needs, but which does not include any expenses associated with dissolution and liquidation or any amounts that may be due to or reserved for payment to creditors. The line of credit will mature in 24 months from the Closing Date of the Public Offering, being December 19, 2008. Interest is charged at an annual rate of LIBOR plus 2%, which at June 30, 2008 and 2007 was 4.46% and 7.24%. Interest is payable monthly and the outstanding principal and interest due and payable at maturity. In accordance with the terms of the line of credit, the bank must authorize all distributions to the Company to the extent that the aggregate sum of interest distributed to the Company from the Trust Account exceeds $900,000. At June 30, 2008, the Company had $180,000 outstanding under the line of credit.

Contractual Obligations

On June 13, 2008, the Company financed $33,817 of insurance premiums due for the Directors and Officers liability insurance coverage. Interest is charged at an annual percentage rate of 9.33% with the balance due in three equal monthly payments of $11,451 starting from July 13, 2008. At June 30, 2008, the Company owed $33,967 under this financing agreement. The Company does not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

The Company has agreed to pay several of the officers and directors and/or their affiliated companies an aggregate monthly administrative fee of $7,500 for general and administrative services including office space, utilities, and secretarial support in Shanghai, China and Atlanta, Georgia from the Effective Date of the Public Offering through the completion of a Business Combination. The administrative fee of $7,500 per month is allocated among Primus Capital LLC, an affiliate of Mr. Tanenbaum, CEO; Mr. Marks, President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director. At June 30, 2008 and December 31, 2007, the Company had no unpaid balances owed to the above mentioned officers and directors and/or their affiliated companies.

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended June 30, 2008 in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

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

Middle Kingdom Alliance Corp.

August 5, 2008	/s/ Bernard J. Tanenbaum III
Bernard J. Tanenbaum III
Chief Executive Officer

August 5, 2008	/s/ Fred A. Brasch
Fred A. Brasch
Chief Financial Officer