Form 10-Q
period 2008-09-30
Middle Kingdom Alliance Corp.
filed 2008-11-13
CIK 1360244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. There were 1,065,650 shares of the Company’s Common Stock, 3,420,305 shares of the Company’s Class B Common Stock, 1,578,250 of the Company’s Class A Warrants, and 3,420,305 of the Company’s Class B Warrants, outstanding on November 13, 2008.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

			Page No.
Part I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Balance Sheets, September 30, 2008 (Unaudited) and December 31, 2007	3

		Statements of Operations for the three months ended September 30, 2008 (Unaudited) and 2007 (Unaudited), for the nine months ended September 30, 2008 (Unaudited) and 2007 (Unaudited) and for the period January 17, 2006 (inception) to September 30, 2008 (Unaudited)	4

		Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2008 (Unaudited) and for the period January 17, 2006 (inception) to December 31, 2007	5

		Statements of Cash Flows for the nine months ended September 30, 2008 (Unaudited) and 2007 (Unaudited) and for the period January 17, 2006 (inception) to September 30, 2008 (Unaudited)	6

		Notes to Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	19

Part II.	OTHER INFORMATION

	Item 1A.	Risk Factors	20

	Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	20

	Item 6.	Exhibits	21

	SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,583	$168,915
Investments held in trust account	28,819,185	28,570,476
Prepaid insurance and other assets	18,424	42,096

Total current assets	$28,840,192	$28,781,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$762,273	$109,286
Bank line of credit	240,000	—
Due to underwriters	947,662	947,662

Total current liabilities	1,949,935	1,056,948

Commitments:
Class B common stock, $.001 par value, 684,060 shares subject to possible redemption	5,761,178	5,710,264

Stockholders’ Equity:
Preferred stock - $.001 par value; Authorized 1,000,000 shares; none issued	$—	$—
Common stock - $.001 par value; Authorized 15,000,000 shares; issued and outstanding 1,065,650	1,065	1,065
Class B common stock - $.001 par value; Authorized 5,000,000 shares; issued and outstanding 3,420,305 (includes 684,060 shares subject to possible redemption)	3,420	3,420
Additional paid-in capital	21,699,070	21,699,070
(Accumulated deficit) retained earnings during the development stage	(574,476)	310,720

Total stockholders’ equity	21,129,079	22,014,275

Total liabilities and stockholders’ equity	$28,840,192	$28,781,487

The accompanying notes should be read in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		Period from January 17, 2006 (inception) to September 30, 2008
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Operating expenses:
General, administrative and legal	$(742,402)	$(119,649)	$(1,398,767)	$(438,287)	$(2,186,377)

Loss from operations	(742,402)	(119,649)	(1,398,767)	(438,287)	(2,186,377)
Interest income	134,828	345,467	513,571	1,013,781	1,874,797

(Loss) income before provision for income taxes	(607,574)	225,818	(885,196)	575,494	(311,580)
Provision for income taxes - current	—	(94,263)	—	(219,368)	(262,896)

Net (loss) income	$(607,574)	$131,555	$(885,196)	$356,126	$(574,476)

Weighted average number of shares outstanding	4,485,955	4,485,955	4,485,955	4,474,043

Net (loss) income per share - basic	$(0.14)	$0.03	$(0.20)	$0.08

Net (loss) income per share - diluted	$(0.14)	$0.03	$(0.20)	$0.08

The accompanying notes should be read in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit) During the Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
January 17, 2006 (inception)		$—		$—	$—	$—	$—

Issuances of common stock for cash to founders at $.03 per share (from February 15, 2006 to September 30, 2006)	750,000	750			21,750		22,500

Issuances of Series A units for cash to founders at $8.00 per unit (from February 15, 2006 to September 30, 2006)	90,450	90			723,510		723,600

Sale of Series A units, net of underwriters’ discount and offering expenses on December 19, 2006	198,000	198			1,532,397		1,532,595

Sale of Series B units, net of underwriters’ discount and offering expenses on December 19, 2006 (includes shares subject to possible redemption)			3,300,000	3,300	23,950,909		23,954,209

Proceeds from the issuance of an underwriters’ option					100		100

Reclassification of amounts subject to possible redemption of 659,999 Class B common shares					(5,438,392)		(5,438,392)

Net loss						(92,546)	(92,546)

Balance - December 31, 2006	1,038,450	1,038	3,300,000	3,300	20,790,274	(92,546)	20,702,066

Sale of Series A units, net of underwriters’ discount and offering expenses on January 5, 2007	27,200	27			210,435		210,462

Sale of Series B units, net of underwriters’ discount and offering expenses on January 26, 2007 (includes shares subject to possible redemption)			120,305	120	894,554		894,674

Reclassification of amounts subject to possible redemption of an additional 24,061 Class B common shares for a total of 684,060 Class B common shares					(198,263)		(198,263)

Overpayment of NASD filing fees refunded					2,070		2,070

Net Income						403,266	403,266

Balance - December 31, 2007	1,065,650	1,065	3,420,305	3,420	21,699,070	310,720	22,014,275

Net loss						(86,153)	(86,153)

Balance - March 31, 2008	1,065,650	1,065	3,420,305	3,420	21,699,070	224,567	21,928,122

Net loss						(191,469)	(191,469)

Balance - June 30, 2008	1,065,650	1,065	3,420,305	3,420	21,699,070	33,098	21,736,653

Net loss						(607,574)	(607,574)

Balance - September 30, 2008	1,065,650	$1,065	3,420,305	$3,420	$21,699,070	$(574,476)	$21,129,079

The accompanying notes should be read in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Period from January 17, 2006 (inception) to September 30, 2008
Cash flows from operating activities:
Net (loss) income	$(885,196)	$356,126	$(574,476)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Decrease (increase) in value of trust account	11,025	(87,226)	(28,392)
Deferred interest income included in shares subject to redemption	50,914	54,814	124,523
Changes in operating assets and liabilities:
Prepaid insurance and other assets	23,672	67,600	(18,424)
Accounts payable and accrued liabilities	652,987	(240,766)	762,273

Net cash (used in) provided by operating activities	(146,598)	150,548	265,504

Cash flows from investing activities:
Purchase of investment in trust account, net	(259,734)	(1,221,599)	(28,790,793)

Net cash used in investing activities	(259,734)	(1,221,599)	(28,790,793)

Cash flows from financing activities:
Proceeds from common stock to founders	—	—	22,500
Proceeds from Series A units to founders	—	—	723,600
Proceeds from Series A and Series B units sold	—	1,144,639	27,541,672
Proceeds from issuance of an underwriters’ option	—	—	100
Proceeds from bank line of credit	285,000	140,000	435,000
Repayment of bank line of credit	(45,000)	(150,000)	(195,000)

Net cash provided by financing activities	240,000	1,134,639	28,527,872

Net (decrease) increase in cash	(166,332)	63,588	2,583
Cash and cash equivalents at beginning of period	168,915	2,828	—

Cash and cash equivalents at end of period	$2,583	$66,416	$2,583

Supplemental disclosure of non-cash financing activities:
Accrual of deferred underwriting fees	$—	$39,502	$947,662

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$822	$377	$1,199

Income taxes	$—	$203,891	$281,890

The accompanying notes should be read in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Note 1 Basis of presentation, organization and proposed business operations and summary of significant accounting policies

Basis of Presentation

The financial statements at September 30, 2008 and for the period from January 17, 2006 (inception) to September 30, 2008 and for the three and nine months ended September 30, 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Middle Kingdom Alliance Corp. (a development stage company) (the “Company”) as of September 30, 2008 and the results of its operations for the three and nine months ended September 30, 2008 and its cash flows for the nine months ended September 30, 2008 and for the period from January 17, 2006 (inception) to September 30, 2008. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007. The December 31, 2007 balance sheet has been derived from the audited financial statements included therein.

Organization and Operations

Middle Kingdom Alliance Corp. was incorporated in Delaware on January 17, 2006. The Company was formed to complete a merger, capital stock exchange, asset purchase or other similar business combination (“Business Combination”) with a company in an unspecified industry with principal or substantial operations in the People’s Republic of China (“China”). Such company would be small enough to allow the Company to acquire a material minority investment and large enough to have the organizational and financial infrastructure to operate as a public company. The Company has neither engaged in any operations nor generated any operating revenue to date. At September 30, 2008, the Company had not yet commenced any operations. All activity through September 30, 2008 relates to the Company’s formation, public offering and the search for a company with which to affect a business combination. (See below.) The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

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

At September 30, 2008, the amount of $28,791,732 is being held in a trust account (“Trust Account”) and invested until the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The amount in the Trust Account includes $1,166,561 of contingent underwriting compensation (the “Compensation”) which will be paid to the underwriters only if a Business Combination is consummated, but which will be forfeited if a Business Combination is not consummated. The Company, after signing a definitive agreement for the consummation of a Business Combination with a company will submit such transactions for Class B common stockholder approval. (See below.) The Company will proceed with a Business Combination only if the holders of a majority of the Class B common stock cast at the meeting to approve the Business Combination vote in favor of the Business Combination and Class B common stockholders owning less than 20% of the outstanding Class B common stock vote against the Business Combination and exercise their conversion rights to have their shares redeemed for cash. In connection with the vote required for any Business Combination, all of our officers, directors and sponsor have agreed to vote any Class B common stock owned by them prior to the Public Offering in accordance with the majority of the Class B common stock voted by the public Class B common stockholders.

With respect to a Business Combination which is approved and consummated, any Class B common stockholders who votes against the Business Combination may demand that the Company redeem their shares for cash. The conversion price will equal $8.24 per share of Class B common stock, plus a pro-rata share of the interest earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest (prior to the payment of any federal and state taxes due by the Company). Such amount aggregates $8.39 at September 30, 2008. Accordingly, 19.99% of the Class B common stockholders may seek conversion of their shares in the event of a Business Combination, which amount has been classified as Class B common stock subject to possible redemption in the accompanying September 30, 2008 and December 31, 2007 balance sheets.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, in the event that the Company does not complete a Business Combination within 18 months after the Effective Date of the Public Offering on December 13, 2006, being June 13, 2008 (or within 24 months after the effective date of the Public Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after the effective date of the Public Offering and the Business Combination has not been completed within such 24 month period, being December 13, 2008). On May 23, 2008 the Company issued a press release in connection with its execution of a letter of intent to complete a business combination with a company having its principle operations in China. Pursuant to the Company’s Certificate of Incorporation, execution of the letter of intent affords the Company an extension to complete the business combination, until December 13, 2008. However, as discussed below, on November 3, 2008 the Company filed with the SEC a preliminary proxy statement for a special meeting of the stockholders of the Company at which the stockholders will be asked to vote to approve amendments to the Company’s Certificate of Incorporation that would extend the December 13, 2008 date by which the Company must complete a Business Combination to August 31, 2009.

On September 5, 2008 the Company signed an Agreement and Plan of Merger, Conversion and Share Exchange (the “merger agreement”) with Pypo Digital Company Limited (“Pypo or Pypo Cayman”). Pypo, a Cayman Islands limited liability company, through its subsidiaries in China and Hong Kong, is a leading distributor of Samsung wireless communication devices and other related products. The transactions contemplated by the merger agreement would constitute a Business Combination.

As part of the series of transactions contemplated by the merger agreement, the Company established MK Arizona Corp. (“MK Arizona”), a wholly owned Arizona subsidiary, and would effect a short-form merger, pursuant to which the Company would merge with and into MK Arizona, with MK Arizona remaining as the surviving corporation. After the merger, MK Arizona would become a Cayman Islands exempted company (“MK Cayman”) pursuant to a conversion and continuation procedure under Arizona and Cayman Islands law. The reorganization would change Middle Kingdom’s place of incorporation from Delaware to the Cayman Islands (“the redomestication”) and the outstanding securities of the Company would be converted into securities of MK Cayman.

Pursuant to the merger agreement, after the redomestication, MK Cayman would acquire all of the outstanding shares of Pypo Cayman by issuing the Pypo Cayman shareholders an aggregate of 45,000,000 MK Cayman ordinary shares and 3,400,000 MK Cayman Class B warrants. In addition, MK Cayman would agree to issue the Pypo Cayman shareholders up to an additional 23,000,000 MK Cayman ordinary shares pursuant to an earn-out provision in the merger agreement based on the adjusted net income of the combined company during the fiscal years ending March 31, 2010, 2011 and potentially 2012.

As a result of the business combination with Pypo, the stockholders of the Company are expected to beneficially own approximately 9.1% of the outstanding ordinary shares of MK Cayman, and the stockholders of Pypo are expected to own beneficially approximately 90.9% of the outstanding ordinary shares of MK Cayman, assuming no conversions of shares into cash from funds available in the Trust Account, and assuming the earn-out is not achieved. If the earn-out is achieved, then the stockholders of the Company are expected to beneficially own approximately 6.2% of the issued and outstanding ordinary shares of MK Cayman, and the Pypo shareholders are expected to beneficially own approximately 93.8% of the issued outstanding ordinary shares of MK Cayman. None of the foregoing percentages reflects the potential effect of an exercise of either the currently outstanding warrants, the warrants to be issued to the Pypo shareholders or the option to purchase Series A Units and Series B Units by the Representative of the underwriters.

On September 15, 2008 the Company filed a registration statement on Form S-4 containing a prospectus for the transactions contemplated by the merger agreement and a proxy for the special meeting of the Company’s stockholders to vote on the proposed business combination with Pypo. The SEC has completed its initial review of the Form S-4 and issued its comments 25 days after the September 15, 2008 filing date. The Company is in the process of addressing each of the SEC’s comments in an amended Form S-4 registration statement. The SEC may have additional comments on the amended Form S-4 registration statement, which the Company would have to address in another amended Form S-4 registration statement. Once the SEC declares the Form S-4 registration statement effective, the Company will be able to mail the registration statement to its stockholders and schedule the special meeting to consider the business combination.

Because the Company cannot predict with any certainty the length of the SEC review process and because it must give stockholders sufficient time to review the proxy statement/prospectus prior to the special meeting to consider the business combination with Pypo, the Company is also unable to conclude that it will be able to complete the business combination by December 13, 2008. Therefore, on November 3, 2008 the Company filed with the SEC a preliminary proxy statement for a special meeting of its stockholders at which the stockholders would be asked to approve three amendments (the “extension amendments”) to the Company’s Certificate of Incorporation that would have the effect of extending the December 13, 2008 deadline to August 31, 2009. In the preliminary proxy statement, the Company tentatively set the date for the special meeting as December 10, 2008. On November 10, 2008, the Company received comments from the SEC on the

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

preliminary proxy statement and intends to respond to these through the filing of an amended preliminary proxy statement. After the SEC completes and finalizes its review of this proxy statement, the Company will be able to mail the proxy statement to its stockholders and schedule the special meeting to consider the extension amendments. Holders of the Company’s Class B common stock will have the right at the special meeting for the extension amendments to vote against the extension amendments and at that time demand that the Company redeem their shares for cash in the manner set forth above. Holders of the Company’s Class B common stock who do not exercise the right to demand redemption at the time of the special meeting on the extension amendments will retain the right to demand that the Company redeem their shares for cash in connection with the vote on the proposed business combination with Pypo.

If the extension amendments are approved, the Company expects to seek stockholder approval of the proposed business combination with Pypo as soon as possible after completion of the SEC review process of the Form S-4 registration statement filed with the SEC in connection with the Pypo business combination. The Company’s management will not pursue any other business combination, even if the proposed Pypo business combination is abandoned, or attempt any extension of the business combination deadline beyond August 31, 2009, if the business combination cannot be completed by that date. If the extension amendments are not approved and the Company is unable to complete the proposed Pypo business combination by December 13, 2008, the Company will be required to liquidate the Trust Account and distribute the proceeds to holders of its Class B common shares. If the extension amendments are approved and the stockholders approval of the proposed business combination with Pypo is obtained, the business combination may close after December 31, 2008. If so, the Company will be subject to Statements of Financial Accounting Standards (“SFAS”) 141(R), Business Combinations and SFAS 160 Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No 51.

The Company’s officers, directors and sponsor will not participate in any liquidation distribution from the Trust Account in the event the Company fails to consummate a Business Combination with respect to the common stock acquired by them prior to the Public Offering and with respect to the Class A Units included in the Private Placement. Accordingly, if the Company liquidates, the Class B common stockholders could receive $8.24 per Class B common stock plus interest (net of taxes payable and that portion of the earned interest released to the Company) and less liquidation expenses and certain other liabilities as discussed below. Such amount aggregates $8.39 at September 30, 2008 assuming no amounts payable to creditors are paid from the Trust Account, and assuming an estimated $125,000 of costs associated with the Company’s plan of dissolution and distribution are paid from the Trust Account. At September 30, 2008, the amount available in the Trust Account would equal approximately $8.18 per Class B common stock after reserving for all amounts due the Company’s creditors, excluding those that have waived their right to seek payment from the Trust Account as discussed below, the outstanding payable to the bank under the Company’s line of credit and the estimated $125,000 costs associated with the Company’s plan of dissolution and distribution. However, as discussed below, that amount could be reduced by the amount of additional expenses that the Company may incur that exceeds the amount of funds held outside of the Trust Account. The per share amount could also be reduced by the costs of liquidation in excess of what the Company estimates would be at least $125,000, and by any other claims against the Company, whether by target companies, vendors, or others (the Company is not presently aware of any such claims at the time of this Form 10-Q filing).

The $28,791,732 held in the Trust Account at September 30, 2008 has been invested in a Federal Home Loan Bank discount note, maturing on October 17, 2008 that was purchased at a discount from face value in order to create a yield of 1.972%. On October 17, 2008 the Company re-invested the Trust Account funds in a Federal Home Loan Bank discount note, maturing on November 18, 2008 that was purchased at a discount from face value in order to create a yield of 1.134%. One half of the interest earned in the Trust Account (prior to the payment of any federal and state taxes due by the Company) up to a maximum of $1,200,000 will be available to the Company to fund legal, accounting and continuing general and administrative expenses. At September 30, 2008, the Company had withdrawn a total of $978,876 of the interest earned on the Trust Account. At September 30, 2008, a balance of $192,731 may be withdrawn by the Company before reaching the maximum allowable amount of $1,200,000. However, due to declining interest rates, the Company is uncertain that the Trust Account could earn sufficient interest through December 13, 2008 to make available the remaining $192,731 distributable to the Company. As of September 30, 2008, the Company had accounts payable to creditors and an outstanding payable to the bank under the Company’s line of credit totaling $762,273 and $240,000, respectively. Of the $762,273 payable to creditors at September 30, 2008, creditors who are owed $286,604 have waived their right to seek payment from the Trust Account. Creditors who have not waived their right to seek payment from the Trust Account could bring actions against the Company and if they won their cases could potentially proceed against the Trust Account if the Company did not have sufficient funds to pay them, which would reduce the amount distributable to the Class B common stockholders in any liquidation. Under an agreement with the underwriters, the Company’s officers, directors, and initial stockholder have agreed to indemnify the Trust Account from any such third party claims on a several basis, in proportion to their ownership interest in the Series A Units issued in a private placement prior to the Company’s initial public offering. However, because the indemnity is on a several basis, there can be no assurance that all amounts payable to the Company pursuant to the indemnity agreement would in fact be collected by the Company.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

If creditors bring actions against the Company and win their cases and proceed against the Trust Account and if any amounts owed to the Company under the indemnity agreement are not collected, then, to the extent the Company’s expenses exceed the amount the Trust Account can distribute to the Company from its interest income, the per share amount distributable to the Class B common stockholders in any liquidation would be reduced.

After the foregoing costs and expenses have been paid or reserved and the required stockholder approval has been received, the Company will distribute to its Class B common stockholders the amount in the Trust Account. At September 30, 2008, the amount available in the Trust Account would equal approximately $8.18 per Class B common stock after reserving for all amounts due the Company’s creditors, excluding those that have waived their right to seek payment from the Trust Account, the outstanding payable to the bank under the Company’s line of credit and the approximate $125,000 estimated costs associated with the Company’s plan of dissolution and distribution.

It is however possible that the amount payable to our Class B common stockholders could be reduced from the $8.18 discussed above. As a result of declining interest rates as the Company continues to proceed with the completion of the business combination with Pypo, its operational costs will continue to exceed the interest income the Trust Account can distribute to the Company. As a result, the amounts due to creditors, who could proceed against the Trust Account for payment, unless such right has been waived as discussed above, could increase. In addition, the amounts payable to the Class B common stockholders may be further reduced by any other claims against the Company, whether by target companies, vendors, or others. The Company is not presently aware of any such claims at the time of this Form 10-Q filing.

The holders of common stock will be entitled to receive the balance, if any, of the maximum amount of interest distributable to the Company and not previously distributed, as well as any other remaining net assets, after payment to our Class B common stockholders. The Company does not currently expect that any amounts will be available to distribute to its common stockholders.

As a result of the circumstances discussed above, the Company will be required to raise additional funds in order to meet the expenditures required for operating its business to complete the business combination with Pypo. Such additional funds would most likely be sought through a private offering of debt or equity securities. There is no assurance that we would be successful in raising additional funds on satisfactory terms, or at all.

Summary of Significant Accounting Policies

Cash and cash equivalents:

The Company has defined cash and cash equivalents as highly liquid investments with original maturities of ninety days or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. As of September 30, 2008 and December 31, 2007, there is $0 and $68,915 in excess of FDIC insurance limits. The Company has not experienced any losses in such accounts.

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

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Investments held in trust account:

Investments held in trust are invested in either United States government securities or United States government agency discount notes or United States government sponsored enterprises discount notes (“US Securities”) with a maturity of 180 days or less. The US Securities have been classified as held-to-maturity and measured at their amortized cost, which approximates fair value. The excess of fair value (amortized cost) over cost, exclusive of the deferred interest described below, is considered accrued interest which is included in interest income in the accompanying Statements of Operations. These US Securities are typically purchased at a discount from their face value in order to create a yield which is fixed through their maturity.

Deferred interest:

Deferred interest consists of 19.99% of the net interest attributable to the Class B common stockholders, after the deduction of a pro-rata share of the gross interest earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest prior to the payment of any federal and state taxes due by the Company. Deferred interest of $124,523 and $73,609 is included in the value of the Class B common stock subject to possible redemption at September 30, 2008 and December 31, 2007, respectively, in the accompanying balance sheets.

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

Note 3 Accounts payables and accrued liabilities

Accounts payable and accrued liabilities at September 30, 2008 and December 31, 2007, consist of the following:

	For the period ended
	September 30 2008	December 31, 2007
Audit and related fees	$53,500	$78,000
Legal fees	607,295	—
Management fees	22,500	—
Other accrued expenses	78,978	31,286

	$762,273	$109,286

Note 4 Bank Line of Credit

On December 19, 2006, Wachovia Bank provided the Company with a line of credit for $250,000 to finance the Company’s general working capital needs. At September 30, 2008 and December 31, 2007, the Company had $240,000 and $0 outstanding under the line of credit, respectively.

The line of credit was initially established to mature in 24 months from the date of the Public Offering, on December 19, 2008. On July 1, 2008, Wachovia Bank extended the line of credit from December 19, 2008 to September 1, 2009. Interest is charged at LIBOR plus 2% per annum, which at September 30, 2008 and December 31, 2007 was 4.49% and 7.24%, respectively, with interest payable monthly and the outstanding principal and interest due and payable at maturity.

In accordance with the terms of the line of credit, the bank must authorize all distributions to the Company to the extent that the aggregate sum of interest distributed to the Company from the Trust Account exceeds $900,000. In July 2008, August 2008 and September 2008, Wachovia Bank authorized the distribution to the Company from the Trust Account the Company’s share of the interest earned up to the $1,200,000 limit discussed in Note 1.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Note 5 Related Party Transactions

The Company has agreed to pay several of the officers and directors and/or their affiliated companies an aggregate monthly administrative fee of $7,500 for general and administrative services including office space, utilities, and secretarial support in Shanghai, China and Atlanta, Georgia from the Effective Date of the Public Offering through the completion of a Business Combination. The administrative fee of $7,500 per month is allocated among Primus Capital LLC, an affiliate of Mr. Tanenbaum, CEO; Mr. Marks, President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director. At September 30, 2008 and December 31, 2007, the Company had accrued a balance of $22,500 and $0 to the above mentioned officers and directors and/or their affiliated companies.

Note 6 Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors. At September 30, 2008 and December 31, 2007, no preferred shares were issued and outstanding.

Note 7 Income Taxes

The provision for income taxes consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30 2008	September 30 2007	September 30 2008	September 30 2007
Current - Federal	$—	$80,124	$—	$186,462
Current - State and Local	—	14,139	—	32,906
Deferred - Federal	—	—	—	—
Deferred - State and Local	—	—	—	—

Total	$—	$94,263	$—	$219,368

No (benefit) provision for income taxes has been made at September 30, 2008 as the Company had operating losses for the three and nine months ending on that date. The financial statements do not reflect a benefit for any possible carry-back claim.

Note 7 Income Taxes (continued)

	For the Three Months Ended		For the Nine Months Ended
	September 30 2008	September 30 2007	September 30 2008	September 30 2007
Statutory federal income tax rate	34%	34%	34%	34%
State and local income taxes	4%	4%	4%	4%
Valuation Allowance	-38%	-3%	-38%	-3%

Effective tax rate	0%	35%	0%	35%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

All activities for the period from January 17, 2006 (inception) through September 30, 2008 relate to the Company’s formation, the completion of the Public Offering and the search for a company with whom to effect a Business Combination, the negotiation and preparation of the September 5, 2008 merger agreement with Pypo and the September 15, 2008 filing with the SEC of a registration statement on Form S-4.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, in the event that the Company does not complete a Business Combination within 18 months after the Effective Date of the Public Offering on December 13, 2006, being June 13, 2008 (or within 24 months after the effective date of the Public Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after the effective date of the Public Offering and the Business Combination has not been completed within such 24 month period, being December 13, 2008). On May 23, 2008 the Company issued a press release in connection with its execution of a letter of intent to complete a business combination with a company having its principle operations in China. Pursuant to the Company’s Certificate of Incorporation, execution of the letter of intent affords the Company an extension to complete the business combination, until December 13, 2008. As discussed below, on November 3, 2008 the Company filed with the SEC a preliminary proxy statement for a special meeting of the stockholders of the Company at which the stockholders will be asked to vote to approve amendments to the Company’s Certificate of Incorporation that would extend the December 13, 2008 date by which the Company must complete a Business Combination to August 31, 2009.

On September 5, 2008 the Company signed an Agreement and Plan of Merger, Conversion and Share Exchange (the “merger agreement”) with Pypo Digital Company Limited (“Pypo or Pypo Cayman”). Pypo, a Cayman Islands limited liability company, through its subsidiaries in the China and Hong Kong, is a leading distributor of Samsung wireless communication devices and other related products. The transactions contemplated by the merger agreement would constitute a Business Combination.

As part of the series of transactions contemplated by the merger agreement, the Company established MK Arizona Corp. (“MK Arizona”), a wholly owned Arizona subsidiary, and would effect a short-form merger, pursuant to which the Company would merge with and into MK Arizona, with MK Arizona remaining as the surviving corporation. After the merger, MK Arizona would become a Cayman Islands exempted company (“MK Cayman”) pursuant to a conversion and continuation procedure under Arizona and Cayman Islands law. The reorganization would change Middle Kingdom’s place of incorporation from Delaware to the Cayman Islands (“the redomestication”) and the outstanding securities of the Company would be converted into securities of MK Cayman.

Pursuant to the merger agreement, after the redomestication, MK Cayman would acquire all of the outstanding shares of Pypo Cayman by issuing the Pypo Cayman shareholders an aggregate of 45,000,000 MK Cayman ordinary shares and 3,400,000 MK Cayman Class B warrants. In addition, MK Cayman would agree to issue the Pypo Cayman shareholders up to an additional 23,000,000 MK Cayman ordinary shares pursuant to an earn-out provision in the merger agreement based on the adjusted net income of the combined company during the fiscal years ending March 31, 2010, 2011 and potentially 2012.

As a result of the business combination with Pypo, the stockholders of the Company are expected to beneficially own approximately 9.1% of the outstanding ordinary shares of MK Cayman, and the stockholders of Pypo are expected to own beneficially approximately 90.9%

of the outstanding ordinary shares of MK Cayman, assuming no conversions of shares into cash from funds available in the Trust Account, and assuming the earn-out is not achieved. If the earn-out is achieved, then the stockholders of the Company are expected to beneficially own approximately 6.2% of the issued and outstanding ordinary shares of MK Cayman, and the Pypo shareholders are expected to beneficially own approximately 93.8% of the issued outstanding ordinary shares of MK Cayman. None of the foregoing percentages reflects the potential effect of an exercise of either the currently outstanding warrants or the warrants to be issued to the Pypo shareholders.

On September 15, 2008 the Company filed a registration statement on Form S-4 containing a prospectus for the transactions contemplated by the merger agreement and a proxy for the special meeting of the Company’s stockholders to vote on the proposed business combination with Pypo. The SEC has completed its initial review of the Form S-4 and issued its comments 25 days after the September 15, 2008 filing date. The Company is in the process of addressing each of the SEC’s comments in an amended Form S-4 registration statement. The SEC may have additional comments on the amended Form S-4 registration statement, which the Company would have to address in another amended Form S-4 registration statement. Once the SEC declares the Form S-4 registration statement effective, the Company will be able to mail the registration statement to its stockholders and schedule the special meeting to consider the business combination.

Because the Company cannot predict with any certainty the length of the SEC review process and because it must give stockholders sufficient time to review the proxy statement/prospectus prior to the special meeting to consider the business combination with Pypo, the Company is also unable to conclude that it will be able to complete the business combination by December 13, 2008. Therefore, on November 3, 2008 the Company filed with the SEC a preliminary proxy statement for a special meeting of its stockholders at which the stockholders would be asked to approve three amendments (the “extension amendments”) to the Company’s Certificate of Incorporation that would have the effect of extending the December 13, 2008 deadline to August 31, 2009. In the preliminary proxy the Company tentatively set the date for the special meeting as December 10, 2008. On November 10, 2008, the Company received comments from the SEC on the preliminary proxy statement and intends to respond to these through the filing of an amended preliminary proxy statement. After the SEC completes and finalizes its review of this proxy statement, the Company will be able to mail the proxy statement to its stockholders and schedule the special meeting to consider the extension amendments. Holders of the Company’s Class B common stock will have the right at the special meeting for the extension amendments to vote against the extension amendments and at that time demand that the Company redeem their shares for cash in the manner set forth above. Holders of the Company’s Class B common stock who do not exercise the right to demand redemption at the time of the special meeting on the extension amendments will retain the right to demand that the Company redeem their shares for cash in connection with the vote on the proposed business combination with Pypo, which will be held on a date after the extension amendment meeting and vote.

If the extension amendments are approved, the Company expects to seek stockholder approval of the proposed business combination with Pypo as soon as possible after completion of the SEC review process of the Form S-4 registration statement filed with the SEC in connection with the Pypo business combination. The Company’s management will not pursue any other business combination, even if the proposed Pypo business combination is abandoned, or attempt any extension of the business combination deadline beyond August 31, 2009, if the business combination cannot be completed by that date. If the extension amendments are not approved and the Company is unable to complete the proposed Pypo business combination by December 13, 2008, the Company will be required to liquidate and distribute the Trust Account proceeds to holders of its Class B common shares. If the extension amendments are approved and the stockholders approval of the proposed business combination with Pypo is obtained, the business combination may close after December 31, 2008. If so, the Company will be subject to Statements of Financial Accounting Standards (“SFAS”) 141(R), Business Combinations and SFAS 160 Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No 51.

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

Results of Operations

For the three months ending September 30, 2008 we had a net loss of $607,574. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $742,402 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia of $7,500, owed to several of the officers and directors and/or their affiliated companies. No (benefit) provision for income taxes has been made at September 30, 2008 as the Company had operating losses for the three months ending on that date. The financial statements do not reflect a benefit for any possible carry-back claim. For the three months ending September 30, 2007, we earned net income after taxes of $131,555. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $119,649 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in, China and Atlanta, Georgia of $7,500, paid to several of the officers and directors and/or their affiliated companies. We also provided for $94,263 in income taxes.

For the nine months ending September 30, 2008 we had a net loss of $885,196. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $1,398,767 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia of $7,500, owed to several of the officers and directors and/or their affiliated companies. No (benefit) provision for income taxes has been made at September 30, 2008 as the Company had operating losses for the nine months ending on that date. The financial statements do not reflect a benefit for any possible carry-back claim. For the nine months ending September 30, 2007, we earned net income after taxes of $356,126. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $438,287 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in, China and Atlanta, Georgia of $7,500, paid to several of the officers and directors and/or their affiliated companies. We also provided for $219,368 in income taxes.

For the period from January 17, 2006 (inception) to September 30, 2008 we had a net loss of $574,476. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $2,186,377 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia of $7,500, owed or paid to several of the officers and directors and/or their affiliated companies. We also provided for $262,896 in income taxes, attributable to taxable income earned in the 2007 calendar year.

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

The net proceeds from the sale of our Series A and Series B Units, after deducting certain offering expenses of $1,624,438 including underwriting discounts and commissions and placement fees and the proceeds from the Private Placement were $28,263,302. Of this amount, $28,183,313 or $8.24 per each Series B Unit sold to the public, was placed in the Trust Account, and the remaining proceeds of $79,989 were available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest at

September 30, 2008. During the quarter ending September 30, 2008, we transferred a total of $100,143 from the Trust Account to the operating account, consisting of $93,393 being the Company’s 50% share of the interest earned on the Trust Account for various general and administrative expenses incurred during the quarter and $6,750 for state tax obligations. As of September 30, 2008, there was $28,819,185 or $8.42 per Class B common stock held in the Trust Account, of which up to $1,166,561 will be paid to the underwriters if a Business Combination is consummated, but which will be forfeited if a Business Combination is not consummated or a portion of which will be forfeited if a Business Combination is consummated and less than 20% of the public stockholders elect to have their Class B common stock redeemed for cash. We will use substantially all of the net proceeds of the Public Offering and Private Placement to acquire a company, including identifying and evaluating prospective acquisition candidates, selecting the company’s business, and structuring, negotiating and consummating the Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the company with which we have consummated a Business Combination.

With respect to a Business Combination which is approved and consummated, any Class B common stockholders who votes against the Business Combination may demand that the Company redeem their shares for cash. The conversion price will equal $8.24 per share of Class B common stock, plus a pro-rata share of the net interest earned in the Trust Account after deducting the lesser of $1,200,000 or 50% of the gross interest and after the payment of any federal and state taxes due by the Company. Accordingly, 19.99 % of the Class B common stockholders may seek conversion of their shares in the event of a Business Combination, which amount has been classified as Class B common stock subject to possible redemption in the accompanying September 30, 2008 balance sheet. For each Class B common stock included in the 19.99% of the Class B common stockholders who may seek conversion of their shares into cash should a Business Combination be approved, is an amount of $0.32 per Class B common stock of deferred underwriters’ compensation that will be forfeited by the underwriters. Accordingly, at September 30, 2008, $5,761,178 of the net proceeds (including a pro rata share of the net interest earned) from the Public Offering and Private Placement has been classified as common stock subject to possible redemption in the Company’s balance sheet.

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

In addition to the costs associated with the Company’s plan of dissolution and distribution, the Company will be required to make payments or provisions to satisfy all creditors of the Company. The $28,790,792 held in the Trust Account at September 30, 2008 has been invested in a Federal Home Loan Bank discount note, maturing on October 17, 2008 that was purchased at a discount from face value in order to create a yield of 1.972%. On October 17, 2008 the Company re-invested the Trust Account funds in a Federal Home Loan Bank discount note, maturing on November 18, 2008 that was purchased at a discount from face value in order to create a yield of 1.134%. One half of the interest earned in the Trust Account (prior to the payment of any federal and state taxes due by the Company) up to a maximum of $1,200,000 will be available to the Company to fund legal, accounting and due diligence on prospective acquisitions and continuing general and administrative expenses. At September 30, 2008, the Company had withdrawn a total of $978,876 of the interest earned on the Trust Account. At September 30, 2008, $221,124 may be withdrawn by the Company before reaching the maximum allowable amount of $1,200,000. However, due to declining interest rates, the Company is uncertain that the Trust Account could earn sufficient interest through December 13, 2008 to make available the remaining $221,124 distributable to the Company. As of September 30, 2008, the Company had accounts payable to creditors and an outstanding payable to the bank under the Company’s line of credit totaling $762,273 and $240,000, respectively. Of the $762,273 payable to creditors at September 30, 2008, creditors who are owed $286,604 have waived their right to seek payment from the Trust Account. Creditors who have not waived their right to seek payment from the Trust Account could bring actions against the Company and if they won their cases could potentially proceed against the Trust Account if the Company did not have sufficient funds to pay them, which would reduce the amount distributable to the Class B common stockholders in any liquidation. Under an agreement with the underwriters, the Company’s officers, directors, and initial stockholder have agreed to indemnify the Trust Account from any such third party claims on a several basis, in proportion to their ownership interest in the Series A Units issued in a private placement prior to the Company’s initial public offering. However, because the indemnity is on a several basis, there can be no assurance that all amounts payable to the Company pursuant to the indemnity agreement would in fact be collected by the Company. If creditors bring actions against the Company and win their cases and proceed against the Trust Account and if any amounts payable under the indemnity agreement are not collected, then, to the extent the Company’s expenses exceed the amount the Trust Account can distribute to the Company from its interest income, the per share amount distributable to the Class B common stockholders in any liquidation would be reduced.

After the foregoing costs and expenses have been paid or reserved and the required stockholder approval has been received, the Company will distribute to its Class B common stockholders the amount in the Trust Account. At September 30, 2008 the amount available in the Trust Account would equal approximately $8.18 per Class B common stock after reserving for all amounts due the Company’s creditors, excluding those that have waived their right to seek payment from the Trust Account, the outstanding payable to the bank under the Company’s line of credit and the approximate $125,000 estimated costs associated with the Company’s plan of dissolution and distribution.

It is however possible that the amount payable to our Class B common stockholders could be reduced from the $8.18 discussed above. As a result of declining interest rates as the Company continues to pursue a Business Combination, its operational costs will continue to exceed the interest income the Trust Account can distribute to the Company. As a result, the amounts due to creditors, who could proceed against the Trust Account for payment, unless such right has been waived as discussed above, could increase. In addition, the amounts payable to the Class B common stockholders maybe further reduced by any other claims against the Company, whether by target companies, vendors, or others. The Company is not presently aware of any such claims.

The holders of common stock will be entitled to receive the balance, if any, of the maximum amount of interest distributable to the Company and not previously distributed, as well as any other remaining net assets, after payment to our Class B common stockholders. The Company does not currently expect that any amounts will be available to distribute to its common stockholders.

As a result of the circumstances discussed above, we may be required to raise additional funds in order to meet the expenditures required for operating our business to complete the Business Combination with Pypo. Such additional funds would most likely be sought through a private offering of debt or equity securities. There is no assurance that we would be successful in raising additional funds on satisfactory terms, or at all.

Off Balance Sheet Arrangements

Warrants issued in conjunction with our Private Placement and Public Offering are equity linked derivatives and accordingly represent off balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.

On the Closing Date of the Public Offering, Wachovia Bank provided the Company with a line of credit for $250,000 to finance the Company’s general working capital needs, but which does not include any expenses associated with dissolution and liquidation or any amounts that may be due to or reserved for payment to creditors. The line of credit will mature in 24 months from the Closing Date of the Public Offering, being December 19, 2008. On July 1, 2008, Wachovia Bank extended the line of credit from December 19, 2008 to September 1, 2009. Interest is charged at an annual rate of LIBOR plus 2%, which at September 30, 2008 and 2007 was 4.49% and 7.24%, respectively. Interest is payable monthly and the outstanding principal and interest due and payable at maturity. In accordance with the terms of the line of credit, the bank must authorize all distributions to the Company to the extent that the aggregate sum of interest distributed to the Company from the Trust Account exceeds $900,000. In July 2008, August 2008 and September 2008, Wachovia Bank authorized the distribution to the Company from the Trust Account the Company’s share of the interest earned. At September 30, 2008, the Company had $240,000 outstanding under the line of credit.

Contractual Obligations

The Company does not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

The Company has agreed to pay several of the officers and directors and/or their affiliated companies an aggregate monthly administrative fee of $7,500 for general and administrative services including office space, utilities, and secretarial support in Shanghai, China and Atlanta, Georgia from the Effective Date of the Public Offering through the completion of a Business Combination. The administrative fee of $7,500 per month is allocated among Primus Capital LLC, an affiliate of Mr. Tanenbaum, CEO; Mr. Marks, President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director. At September 30, 2008 and December 31, 2007, the Company had accrued a balance of $22,500 and $0 to the above mentioned officers and directors and/or their affiliated companies.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in any substantive commercial business. Accordingly, we are not and, until such time that we consummate the merger agreement, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in a Trust Account have been invested only in United States government securities meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to United States government securities, we do not view the interest rate risk to be significant.

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended September 30, 2008 in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

In addition to the Risk Factors disclosed in our Form 10-K for the year ended December 31, 2007, investors should consider the following risks and uncertainties, or updates to such risks and uncertainties, prior to making an investment decision with respect to our securities.

If holders of 684,061 or more of the shares of Middle Kingdom’s Class B common stock (which number represents 20% or more of the outstanding Class B common stock) decide to vote against the extension amendment and opt to have their shares converted into cash, Middle Kingdom may be forced to dissolve and liquidate, stockholders may receive less than their pro rata share of the funds available in the Trust Account, and Middle Kingdom’s common stock and Class A warrants and Class B redeemable warrants would expire and become worthless.

If holders of 684,061 or more of the shares of Middle Kingdom’s Class B common stock (which number represents 20% or more of the outstanding Class B common stock) decide to vote against the extension amendment discussed in the “Overview” section of Item 2, and opt to have their shares converted into cash, Middle Kingdom may ultimately be forced to dissolve and liquidate. In any liquidation, the net proceeds of Middle Kingdom’s initial public offering, private placement and the deferred underwriting compensation held in the Trust Account, plus any interest earned thereon (net of taxes payable), less the portion of such interest previously paid to Middle Kingdom, will be distributed on a pro rata basis to the holders of Middle Kingdom’s Class B common stock. Based on the conversion price per Class B share in Middle Kingdom’s Trust Account as of September 30, 2008, the per-share liquidation price is expected to be approximately $8.39. The proceeds deposited in the Trust Account could, however, become subject to the claims of Middle Kingdom’s creditors which could be prior to the claims of Middle Kingdom’s Class B stockholders. Further, under certain circumstances, if the merger agreement is terminated by Middle Kingdom, Middle Kingdom may be required to pay Pypo a termination fee in the amount of $4,000,000. Pypo has not provided a waiver of any claims against the Trust Account in connection with the payment of the termination fee, such that the full amount of the termination fee may be required to be paid out of the Trust Account. Middle Kingdom cannot assure you that the actual per-share liquidation price will not be less than $8.39, due to claims of creditors. Furthermore, there will be no distribution with respect to Middle Kingdom’s outstanding common stock or Class A warrants and Class B redeemable warrants and, accordingly, the common stock and warrants will expire and become worthless.

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

Middle Kingdom Alliance Corp.

November 13, 2008	/s/ Bernard J. Tanenbaum III
Bernard J. Tanenbaum III Chief Executive Officer

November 13, 2008	/s/ Fred A. Brasch
Fred A. Brasch Chief Financial Officer