Form 10-K
period 2008-12-31
Middle Kingdom Alliance Corp.
filed 2009-02-11
CIK 1360244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter. $3,906,770.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. There were 1,065,650 shares of the Company’s Common Stock, 3,072,603 shares of the Company’s Class B Common Stock, 1,578,250 of the Company’s Class A Warrants, and 3,072,263 of the Company’s Class B Warrants, outstanding on February 11, 2009.

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

On December 19, 2006 we completed our Initial Public Offering of 198,000 Series A Units (consisting of one share of Common Stock and five non-redeemable Class A Warrants) and 3,300,000 Series B Units (consisting of one share of Class B Common Stock and one redeemable Class B Warrant) for $8.00 per unit before underwriting fees and expenses, for gross proceeds of $27,984,000. In January 2007 our underwriters exercised a portion of their over-allotment option by purchasing 27,200 Series A Units and 120,305 Series B Units, for gross proceeds of $1,180,040. Of the total gross proceeds of $29,164,040 from our IPO, plus $723,600 of the proceeds of the private placement of our Series A Units prior to our IPO, $28,183,313 was placed in a trust account with Continental Stock Transfer and Trust Company (the “Trust Account”). Our certificate of incorporation as amended, provides that if we do not complete a business combination by August 31, 2009, we will be required to liquidate and the proceeds of the Trust Account would be distributed to our Class B Stockholders. In such event, our Common Stock would lose substantially all of its value, and our Class A Warrants, and Class B Warrants would become worthless. In order to complete a business combination we will have to obtain the approval of a majority of the holders of our Class B Stock (excluding our officers, directors and sponsor) voting at a meeting of shareholders called for such purpose, and less than 336,019 of the holders of our Class B Common Stock may vote against such transaction and exercise their conversion rights.

Business Combination

On May 23, 2008 we signed a letter of intent to enter into a business combination with Pypo Digital Company Ltd. and certain of its affiliates and its shareholders. Pypo is a Cayman Islands exempted company with limited liability which, through a series of direct and indirect subsidiaries has its principal operations in China. Pypo is a national distributor of cell phones and related products, and has also commenced the acquisition of retail cell phone chains in China.

On September 5, 2008, an Agreement and Plan of Merger, Conversion and Share Exchange (the “merger agreement”) was entered into by and among Middle Kingdom, MK Arizona Corp., an Arizona corporation and wholly owned subsidiary of Middle Kingdom, Pypo Digital Company Limited (“Pypo Cayman”), an exempted company incorporated with limited liability in the Cayman Islands, Pypo Holdings (HK) Company Limited (“Pypo HK”), a company incorporated in Hong Kong and a wholly owned subsidiary of Pypo Cayman, Beijing Pypo Technology Group Company Limited (“Pypo Beijing”), a limited liability company established in the People’s Republic of China (the “PRC”) and an indirect wholly owned subsidiary of Pypo Cayman (Pypo Beijing, Pypo Cayman and Pypo HK, are collectively referred to as the “Pypo entities”), and certain shareholders of Pypo Cayman (the “Pypo shareholders”). The Pypo entities and the Pypo shareholders are collectively referred to as the “Pypo parties.”

Redomestication to the Cayman Islands

Pursuant to the merger agreement, upon stockholder approval, Middle Kingdom will complete a corporate reorganization that would result in holders of Middle Kingdom securities holding securities in Pypo China Holdings Limited (“MK Cayman”), a Cayman Islands company rather than in Middle Kingdom, a Delaware corporation. The reorganization involves two steps. First, Middle Kingdom, the current Delaware corporation, will effect a short-form merger pursuant to Section 253 of the General Corporation Law of the State of Delaware in which it will merge with and into MK Arizona, its wholly owned Arizona subsidiary, with MK Arizona surviving the merger. Second, after the merger, MK Arizona will become MK Cayman, a Cayman Islands company, pursuant to a conversion and continuation procedure under Arizona and Cayman Islands law. The reorganization will change Middle Kingdom’s place of incorporation from Delaware to the Cayman Islands. We refer to the entire two-step transaction as the “redomestication.”

The redomestication will result in all of Middle Kingdom’s issued and outstanding shares of common stock and Class B common stock immediately prior to the redomestication converting into ordinary shares of MK Cayman, and all units, warrants and other rights to purchase Middle Kingdom’s common stock immediately prior to the redomestication being exchanged for substantially equivalent securities of MK Cayman. The shares of MK Cayman shall continue to be quoted on the OTC BB or such other public trading market on which its shares may be trading at such time. Middle Kingdom will cease to exist and MK Cayman will be the surviving corporation. In connection therewith, MK Cayman will assume all the property, rights, privileges, agreements, powers and franchises, debts, liabilities, duties and obligations of Middle Kingdom, including any and all agreements, covenants, duties and obligations of Middle Kingdom set forth in the merger agreement.

Business Combination with Pypo Cayman; Acquisition Consideration

Immediately following the redomestication, MK Cayman will acquire each issued and outstanding ordinary share of Pypo Cayman held by the Pypo shareholders in exchange for an aggregate of 45,000,000 ordinary shares and 3,400,000 MK Cayman Class B warrants. We refer to this share exchange as the “business combination.” In addition, MK Cayman has agreed to issue the Pypo shareholders up to an additional 23,000,000 MK Cayman ordinary shares pursuant to an earn-out provision in the merger agreement (“earn-out shares”) based on the adjusted net income of the combined company during the fiscal years ending March 31, 2010, 2011 and potentially 2012. Pursuant to the merger agreement, the redomestication will not be consummated unless the business combination is also approved. Similarly, the business combination will not take place unless the redomestication is also approved.

The term “adjusted net income” means the “Net Income Attributable to the Parent” as calculated and disclosed pursuant to Statement of Accounting Standards, or SFAS, No. 160, as set forth on the audited consolidated financial statements of MK Cayman comprising a part of the Form 20-F filed with the SEC for the fiscal years ending March 31, 2010, 2011 or 2012, adjusted to:

•

add back to the “Net Income Attributable to the Parent” any charges for (a) ”acquisition-related costs” as defined in and charged to expense pursuant to SFAS No. 141(R) and any other fees, expenses or payments to any third party related to the redomestication or business combination, (b) the amortization of intangibles, and (c) the impairment of goodwill, each of (a) – (c) as it relates to any acquisitions completed in, or pending at the end of, the applicable period (including the redomestication or business combination), by MK Cayman or the Pypo entities;

•

add back to the “Net Income Attributable to the Parent” any out of pocket (i.e., third party) expenses incurred to design, implement and annually assess disclosure controls and procedures and internal controls over financial reporting by MK Cayman or the Pypo entities as a consequence of MK Cayman’s compliance with the Sarbanes-Oxley Act;

•

add back to the “Net Income Attributable to the Parent” any charges for taxes payable by any of MK Cayman, MK Arizona or Middle Kingdom, or by the Pypo entities that are directly attributable to the redomestication or business combination, and that apply to the applicable period; and deduct from the “Net Income Attributable to Parent” the financial statement tax benefit of the amount in the above bullets, computed by multiplying the amount of the adjustment in the above bullets by the statutory tax rate applicable to MK Cayman or the Pypo entity that incurred the expense.

The 23,000,000 earn-out shares will be issued to the Pypo shareholders as follows:

•	10,000,000 earn-out shares will be issued to the Pypo shareholders if MK Cayman’s adjusted net income during either of the fiscal years ending March 31, 2010 or 2011 equals or exceeds $54,000,000; and

•	13,000,000 earn-out shares will be issued to the Pypo shareholders if MK Cayman’s adjusted net income during either of the fiscal years ending March 31, 2011 or 2012 equals or exceeds $67,000,000.

If a change of control (as defined in the merger agreement) of MK Cayman occurs on or prior to the latest date when the earn-out shares may be issuable to the Pypo shareholders, then regardless of whether the targeted net income thresholds have been met, MK Cayman shall issue and deliver to each Pypo shareholder any remaining earn-out shares, if the change of control is approved by a majority of the independent directors then on the board of directors of MK Cayman.

If the change of control (as defined in the merger agreement) is not approved by a majority of the independent directors then on the board, then the earn-out shares may nevertheless be issued and delivered to the Pypo shareholders as follows:

•

if the acquisition consideration delivered to the shareholders of MK Cayman in connection with the change of control has a value (as determined in good faith by a majority of the board of directors of MK Cayman) that is equal to at least $8.80 per share (as equitably adjusted for any stock split, combinations, stock dividends, recapitalizations or similar events), but less than $9.30 per share (as equitably adjusted for any stock split, combinations, stock dividends, recapitalizations or similar events), then 10,000,000 earn-out shares shall be issued and delivered to the Pypo shareholders; or

•

if the acquisition consideration delivered to the shareholders of MK Cayman in connection with the change of control has a value (as determined in good faith by a majority of the board of directors of MK Cayman) that is equal to at least $9.30 (as equitably adjusted for any stock split, combinations, stock dividends, recapitalizations or similar events), then any earn-out shares that have not been issued and delivered, shall be issued and delivered to the Pypo shareholders; or

•

if the shareholders of MK Cayman do not receive any acquisition consideration as a result of the change of control, but the price per share is equal to at least $8.80 (as equitably adjusted for any stock split, combinations, stock dividends, recapitalizations or similar events), but less than $9.30 per share (as equitably adjusted for any stock split, combinations, stock dividends, recapitalizations or similar events), then 10,000,000 earn-out shares shall be issued and delivered to the Pypo shareholders; or

•

if the shareholders of MK Cayman do not receive any acquisition consideration as a result of the change of control, but the price per share is equal to or exceeds $9.30 (as equitably adjusted for any stock split, combinations, stock dividends, recapitalizations or similar events), then any earn-out shares that have not been issued and delivered, shall be issued and delivered to the Pypo shareholders.

Upon the consummation of the redomestication and the business combination, MK Cayman will own 100% of the issued and outstanding ordinary shares of Pypo Cayman. Two of Pypo Cayman’s subsidiaries are also parties to the merger agreement: (a) Pypo Holdings (HK) Company Limited, a company incorporated in Hong Kong and a wholly owned subsidiary of Pypo Cayman, and (b) Beijing Pypo Technology Group Company Limited, a limited liability company established in the PRC and an indirect wholly owned subsidiary of Pypo Cayman.

Representations and Warranties

In the merger agreement, the Pypo parties make certain representations and warranties (with certain exceptions) relating to, among other things: (a) capital structure; (b) proper corporate organization and similar corporate matters; (c) authorization, execution, delivery and enforceability of the merger agreement and other transaction documents; (d) absence of conflicts; (e) required consents and approvals; (f) financial information and absence of undisclosed liabilities; (g) absence of certain changes or events; (h) absence of litigation; (i) licenses and permits; (j) title to shares, properties and assets; (k) ownership of intellectual property; (l) taxes; (m) employment matters; (n) transactions with affiliates and employees; (o) insurance coverage; (p) material contracts; (q) compliance with laws, including those relating to the PRC, foreign corrupt practices and money laundering; (r) brokers and finders; and (s) environmental matters.

In the merger agreement, the Middle Kingdom parties make certain representations and warranties (with certain exceptions) relating to, among other things: (a) capital structure; (b) proper corporate organization and similar corporate matters; (c) authorization, execution, delivery and enforceability of the merger agreement and other transaction documents; (d) absence of conflicts; (e) required consents and approvals; (f) SEC filings; (g) internal accounting controls; (h) solvency; (i) absence of certain changes or events; (j) financial information and absence of undisclosed liabilities; (k) absence of litigation; (l) compliance with laws, including the Sarbanes-Oxley Act of 2002 and foreign corrupt practices and money laundering laws; (m) certain registration matters; (n) brokers and finders; (o) minute books; (p) votes required by Middle Kingdom’s board of directors and shareholders; (q) quotation of securities on the OTC BB; (r) information with respect to the trust fund; (s) transactions with affiliates and employees; (t) material contracts; and (u) taxes.

Conduct Prior to Closing; Covenants

Middle Kingdom and the Pypo entities have each agreed to continue to operate their respective businesses in the ordinary course prior to the closing (with certain exceptions) and not to take certain specified actions without the prior written consent of the other party.

The merger agreement also contains covenants of the parties, including covenants providing for:

•

the parties to use commercially reasonable efforts to obtain all necessary approvals from stockholders, governmental agencies and other third parties that are required for the consummation of the transactions contemplated by the merger agreement, subject to certain limitations;

•

Middle Kingdom to prepare, file and mail a proxy statement/prospectus and to hold a stockholder meeting to approve the transactions contemplated by the merger agreement, and the Pypo parties to use commercially reasonable efforts to provide any information required or appropriate for inclusion in the proxy statement/prospectus;

•

Middle Kingdom and the Pypo parties are not to, directly or indirectly, solicit, encourage or enter into any negotiation or arrangement with any party that could reasonably be expected to lead to a proposal or offer for a stock purchase, asset acquisition, merger, consolidation or other business combination involving either Middle Kingdom, in the case of Middle Kingdom, or the Pypo entities, in the case of the Pypo parties, provided that after November 13, 2008, each of the parties may take these actions and pursue an alternative transaction as long as any definitive agreement entered into with respect to such alternative transaction is conditioned upon the termination of the merger agreement and terminates upon the closing of the business combination; and each of the Pypo parties to waive all right, title, interest or claim of any kind against the Middle Kingdom trust fund; provided that, notwithstanding the foregoing, the Pypo parties have not waived any right, title, interest or claim of any kind against the trust fund that such parties may have as a result of the termination fee provisions in the merger agreement (see the section entitled “Effect of Termination; Termination Fee” below).

Conditions to Closing

General Conditions

Consummation of the merger agreement and the related transactions is conditioned on (a) the Middle Kingdom board not having withdrawn its approval of the terms and conditions of the merger; (b) a majority of the Middle Kingdom common stock and Class B common stock, voting as a group, approving the redomestication; and (c) a majority in interest of the Middle Kingdom Class B common stock voting at the stockholders meeting approving the business combination, with holders of fewer than 20% of the Middle Kingdom Class B common stock outstanding immediately on or before the stockholder meeting related to such vote properly exercising their rights to have their Class B shares converted into a pro rata share of the funds available in the trust account in accordance with Middle Kingdom’s Certificate of Incorporation.

Pypo’s Conditions to Closing

The obligations of Pypo to consummate the transactions contemplated by the merger agreement, in addition to the conditions described above, are conditioned upon each of the following, among other things:

•

the representations and warranties of the Middle Kingdom parties shall be true on and as of the closing date of the merger agreement except where failure to be so true and correct has not had, or would not reasonably be expected to have, a material adverse effect on the Pypo parties, and the Middle Kingdom parties have complied with all required covenants in the merger agreement in all material respects;

•	there shall have been no material adverse effect with respect to Middle Kingdom since June 30, 2008;

•	the receipt of necessary consents and approvals by government authorities and the completion of necessary proceedings;

•	Pypo shall have received a legal opinion, which is customary for transactions of this nature, from counsel to Middle Kingdom;

•

Middle Kingdom shall have filed with the SEC the definitive proxy statement in connection with the stockholders meeting to be called and held for the purpose of voting on the adoption and approval of, among other things, the merger agreement and the transactions contemplated thereby and mailed it to Middle Kingdom’s stockholders;

•

Middle Kingdom shall have maintained its status as a company whose common stock, Class B common stock, Class A warrants and Class B warrants are quoted on the OTC BB and no reason shall exist as to why such status shall not continue immediately following the closing in relation to the quotation of the securities of MK Cayman; and

•	no formal or informal SEC investigation or proceeding shall have been initiated by the SEC against any of the Middle Kingdom parties or any of their officers or directors.

Middle Kingdom’s Conditions to Closing

The obligations of Middle Kingdom to consummate the transactions contemplated by the merger agreement, in addition to the conditions described above in the first paragraph of this section, are conditioned upon each of the following, among other things:

•

the representations and warranties of the Pypo parties shall be true on and as of the closing date of the merger agreement except where failure to be so true and correct has not had, or would not reasonably be excepted to have, a material adverse effect on the Pypo parties, and each of the Pypo parties has complied with all required covenants in the merger agreement in all material respects;

•	there shall have been no material adverse effect with respect to Pypo since March 31, 2008;

•

Middle Kingdom shall have received a legal opinion, which is customary for transactions of this nature, from counsel to Pypo; and no formal or informal SEC investigation or proceeding shall have been initiated by the SEC against any of the Pypo parties or any of their officers or directors.

If permitted under applicable law, either Middle Kingdom or Pypo may waive any inaccuracies in the representations and warranties made to such party contained in the merger agreement and may waive compliance with any agreements or conditions for the benefit of itself or such party contained in the merger agreement. However, the condition requiring that the holders of fewer than 20% of the shares of Middle Kingdom Class B common stock affirmatively vote against the business combination and demand conversion of their Class B shares into cash may not be waived.

Additional Agreements and Covenants

Board Composition

The parties have agreed that upon the closing of the merger agreement and for a period ending not sooner than March 31, 2011 (or March 31, 2012 if the shares subject to the earn-out provision have not been issued prior to such date), the MK Cayman board of directors will consist of seven persons, of which the Pypo shareholders will initially designate six directors and the representatives designated by the Middle Kingdom board of directors will initially designate one director. Of the six directors designated by the Pypo shareholders, at least three will be “independent directors” as such term is defined by the NASDAQ Marketplace Rules.

The MK Cayman board of directors shall, within 60 days following the closing of the merger agreement, establish an audit committee consisting of not less than three independent directors.

Termination

The merger agreement may be terminated and/or abandoned at any time prior to the closing, whether before or after approval of the proposals being presented to Middle Kingdom’s stockholders, by:

•	mutual written consent of the parties;

•	either Middle Kingdom or the Pypo parties, if the closing has not occurred by (a) August 31, 2009, or (b) such other date as may be mutually agreed to;

•

any Pypo party, if there has been a breach by Middle Kingdom of any representation, warranty, covenant or agreement contained in the merger agreement which has prevented the satisfaction of the conditions to the obligations of the Pypo parties at the closing under the merger agreement and the violation or breach has not been waived by the Pypo parties or cured by Middle Kingdom within ten business days after written notice from the Pypo parties;

•

Middle Kingdom, if there has been a breach by the Pypo parties of any representation, warranty, covenant or agreement contained in the merger agreement which has prevented the satisfaction of the conditions to the obligations of Middle Kingdom at the closing under the merger agreement and such violation or breach has not been waived by Middle Kingdom or cured by the Pypo parties within ten business days after written notice from Middle Kingdom;

•

any Pypo party, if the Middle Kingdom board of directors fails to recommend or withdraws or modifies in a manner adverse to the Pypo parties its approval or recommendation of the merger agreement and the transactions contemplated under the merger agreement;

•

either Middle Kingdom or the Pypo parties, if the redomestication and the business combination are not approved, or if holders of 20% or more of Middle Kingdom’s Class B common stock exercise their right to convert their Class B common stock into cash from the trust account.

Effect of Termination; Termination Fee

In the event of termination and abandonment by either Middle Kingdom or the Pypo parties, except as set forth below, all further obligations of the parties shall terminate, no party shall have any right against the other party, and each party shall bear its own costs and expenses.

If the Pypo parties terminate the merger agreement due to either: (a) a breach by Middle Kingdom of any representation, warranty, covenant or agreement contained in the merger agreement which has prevented the satisfaction of the conditions to the obligations of the Pypo parties at the closing under the merger agreement, which violation or breach has not been waived or cured as permitted by the merger agreement or (b) the Middle Kingdom board of directors failing to recommend or withdrawing or modifying its recommendation and approval of the merger agreement and the transactions contemplated under the merger agreement, then the Pypo parties will be entitled to damages in the amount of $4,000,000 immediately upon termination as liquidated damages and not as a penalty amount.

If Middle Kingdom terminates the merger agreement due to a breach by the Pypo parties of any representation, warranty, covenant or agreement contained in the merger agreement which has prevented the satisfaction of the conditions to the obligations of Middle Kingdom at the closing under the merger agreement, which violation or breach has not been waived or cured as permitted by the merger agreement, then Middle Kingdom will be entitled to damages in the amount of $4,000,000 immediately upon termination as liquidated damages and not as a penalty amount.

Indemnification

Indemnification by the Pypo Shareholders.

The Pypo shareholders have agreed, on a pro rata basis, to indemnify Middle Kingdom from any damages arising from: (a) any breach of any representation or warranty made by the Pypo entities; (b) any breach by any Pypo entity of its covenants or obligations to be performed at or prior to the closing; or (c) any breach by any Pypo shareholder of its representations or warranties, covenants or obligations in the merger agreement. Notwithstanding the foregoing, however, the representations, warranties, covenants and obligations that relate specifically and solely to a particular Pypo shareholder are the obligations of that particular Pypo shareholder only.

The amount of damages suffered by Middle Kingdom may be paid in cash, or, at the option of the Pypo shareholders, may be recovered by delivery of a specified number of MK Cayman shares owned by the Pypo shareholders. If the Pypo shareholders opt to deliver shares instead of cash, the number of shares to be returned by the Pypo shareholders shall be equal to the aggregate amount of the damages agreed to be paid by the Pypo shareholders, divided by $8.50 and upon delivery to MK Cayman those shares will be cancelled.

Indemnification by Middle Kingdom.

Middle Kingdom agreed to indemnify each of the Pypo parties from any damages arising from: (a) any breach of any representation or warranty made by Middle Kingdom; or (b) any breach by Middle Kingdom of its covenants or obligations in the merger agreement to be performed at or prior to closing.

The amount of damages suffered by the Pypo parties shall be paid in newly issued MK Cayman shares. The number of MK Cayman shares to be issued to the Pypo parties shall be equal to the aggregate amount of the damages agreed to be paid by Middle Kingdom, divided by $8.50.

Limitations on Indemnity.

Neither party will be entitled to indemnification unless the aggregate amount of damages to such party exceeds $1,000,000, and then only to the extent such damages exceed $1,000,000; provided that, with limited exceptions, the aggregate amount of damages payable by the indemnifying party to the indemnified party may not exceed $10,000,000.

Ancillary Agreements

At the closing of the business combination, MK Cayman will enter into the following agreements:

•

lock-up agreements with all of the Pypo shareholders and certain beneficial owners of the Pypo shareholders such beneficial owners, (the “management shareholders”) providing that they not sell or otherwise transfer any of the ordinary shares or Class B warrants of MK Cayman received in the business combination, subject to exceptions for underwritten offerings, change of control transactions and transfers by the Pypo shareholders (other than management shareholders) that are in compliance with applicable federal and state securities laws to persons who agree in writing to be bound by the terms of the lock-up agreement, for a period of 12 months from the closing date or, with respect to the earn-out shares, from the date such earn-out shares are issued for the Pypo shareholders and 24 months from the closing date or, with respect to the earn-out shares, from the date such earn-out shares are issued for the management shareholders, in all cases subject to the earlier termination upon a change of control;

•

a voting agreement that provides, among other things, that, until March 31, 2011 (or March 31, 2012 if the shares subject to the earn-out provision have not been issued prior to such date) at any meeting called for the purpose of electing directors to the MK Cayman board of directors, the Pypo shareholders will agree to vote for one director nominated by Michael Marks and Bernard J. Tanenbaum III, on behalf of the Middle Kingdom stockholders; and

•

a registration rights agreement pursuant to which the Pypo shareholders will be entitled to registration rights for their MK Cayman ordinary shares to be received in connection with the business combination.

Purchase of Middle Kingdom Class B Common Stock by Pypo Shareholders

In November and December 2008, Pypo’s two largest shareholders, Capital Ally and ARCH, purchased 2,685,200 Middle Kingdom Class B shares, which represent 87.4% of the outstanding Class B shares and 64.9% of the combined voting power of the common stock and Class B common stock. In connection with the agreement in principle by the Pypo shareholders to make the purchases that resulted in the acquisitions, Middle Kingdom’s directors and officers and initial sponsor agreed to transfer 50% of their Class A warrants to the Pypo shareholders upon closing of the business combination.

Post Transaction Management

The combined company will be managed by the following individuals:

•	Mr. Dongping Fei, currently the chief executive officer of Pypo, will become the chief executive officer and a director of MK Cayman;

•	Mr. Kim Chuan (“Jackie”) Leong, currently the chief financial officer of Pypo, will become the chief financial officer of MK Cayman;

•

Mr. Clement Kwong, the co-founder and former managing director of an entity that is a 33.0% shareholder of Pypo, will serve as a senior vice president of corporate strategy MK Cayman, responsible for investor relations management;

•	Mr. Kuo Zhang, currently the chairman of Pypo Beijing’s board of directors, will serve as chairman of MK Cayman’s board of directors;

•	Mr. Hengyang Zhou, currently the chief operating officer of Pypo Beijing, will serve as executive vice president of Pypo Beijing and president of distribution;

•

Mr. Francis Kwok Cheong Wan, currently a senior vice president of Pypo Beijing and the chief executive officer of Pypo’s e-commerce business, will become vice president of Pypo Beijing and president of e-commerce; and

•	Mr. Bernard J. Tanenbaum III, the current chief executive officer of Middle Kingdom, will serve as senior vice president of communications of MK Cayman.

Employment Agreements

Each of Mr. Zhang and Mr. Fei has entered into an employment agreement with Pypo Cayman and each of Mr. Zhou and Mr. Wan has entered into an employment agreement with Pypo Beijing. The employment agreements become effective on the date of the consummation of the business combination and are for terms of three years. Mr. Zhang will be employed as the chairman of the board of Pypo Cayman; Mr. Fei will be employed as the chief executive officer of Pypo Cayman; Mr. Zhou will be employed as the executive vice president of Pypo Beijing and president of distribution; and Mr. Wan will be employed as the vice president of Pypo Beijing and president of e-commerce. Each executive will receive an initial base salary of $174,000. The boards of directors of Pypo Cayman and Pypo Beijing will adjust base salaries annually to reflect increases in the cost of living. An executive’s base salary may also be increased if the executive’s workload substantially increases as a result of an expansion in the business of his employer or its subsidiaries or controlled affiliates. In addition, an executive’s base salary will be correspondingly adjusted if the salaries of all other employees of his employer or its subsidiaries and its controlled affiliates are adjusted.

Each executive’s employment agreement will provide for an annual bonus based on the executive’s performance and the financial performance of his employer. Annual bonuses will be determined by each employer in its sole discretion and will be approved by its board of directors. Subject to the approval of its board of directors, each employer may also grant share options or other equity incentives to the executives.

Pursuant to the employment agreements, the employer will pay tuition and other costs, including a reasonable living allowance, arising from an executive’s enrollment in any full-time or part-time business study program at an appropriate university and in a subject relevant to the executive’s scope of work. An executive’s enrollment in such a program will require prior approval by his employer’s board of directors, in the case of Mr. Fei or Mr. Zhang, or his employer’s chief executive officer, in the case of Mr. Zhou or Mr. Wan.

Each executive will also be eligible to participate in the benefits generally made available to the employer’s executives in accordance with the benefit plans established by the employer. In addition, the employer will pay for life insurance and medical insurance policies for the benefit of each executive.

If an executive’s employment agreement terminates as a result of the death of the executive, or if an employer terminates an executive’s employment based on the executive’s disability, the employer will pay the executive, or his beneficiaries or estate, as applicable, an amount equal to 18 months’ base salary plus the full amount of any compensation to which the executive was entitled as of the date of termination. If an executive suffers an industrial injury (as defined under applicable PRC laws), the employer will not be able to terminate the executive’s employment without the executive’s consent. If the executive consents to such termination, the employer will pay the executive an amount equal to 18 months’ base salary plus the full amount of any compensation to which the executive was entitled as of the date of termination.

If an employer dismisses an executive without cause (as defined by the PRC Labor Law), or if an executive terminates his employment for good reason (as defined in his employment agreement), the employer will pay the executive the product of his monthly base salary and the number of years the executive was employed pursuant to his employment agreement plus five. If an executive terminates his employment other than for good reason, the executive will be entitled to a contribution bonus in an amount determined by the employer and approved by its board of directors. A contribution bonus shall not exceed the product of the executive’s monthly base salary and the number of years the executive was employed pursuant to his employment agreement plus five. If an executive’s employment agreement expires in accordance with its term without earlier termination or extension, the executive will be eligible to receive an amount equal to eight months’ base salary.

Each of the employment agreements provides for the protection of confidential information and contains non-competition and non-solicitation provisions applicable for a term of 24 months following the termination of the executive’s employment. Each executive will continue to receive his base salary during the term of the non-competition and non-solicitation provisions in consideration of his fulfilling his obligations thereunder.

Employee Stock Option Plan

Following the consummation of the business combination, MK Cayman may adopt a share incentive plan under which it may grant shares or warrants to qualified employees in an amount up to 6% of the total outstanding shares of the combined company.

The foregoing summary of the merger agreement and related agreements does not purport to be complete and is qualified in its entirety by reference to the actual agreements, which were filed as exhibits to Middle Kingdom’s Form 8-K filed on September 11, 2008, each of which is incorporated by reference to the exhibits filed in this report.

Extension of December 13, 2008 Date By Which to Complete a Business Combination to August 31, 2009

On December 10, 2008, at a special meeting of the stockholders, the stockholders of Middle Kingdom approved three amendments to Middle Kingdom’s Second Amended and Restated Certificate of Incorporation, the effect of which is to (i) eliminate the provision of its certificate of incorporation that purported to prohibit amending its “business combination” provisions; (ii) extend the date before which Middle Kingdom must complete a business combination from December 13, 2008 to August 31, 2009 to avoid being required to liquidate, and, in connection therewith, authorize Middle Kingdom to amend the trust agreement established in connection with Middle Kingdom’s initial public offering to extend the date by which the trust account must be liquidated from December 13, 2008 to August 31, 2009; and (iii) allow holders of less than 20% of Middle Kingdom’s Class B shares who voted against the three amendments considered at the meeting and elected conversion to convert their Class B Shares into a portion of the funds available in the trust account. The three amendments were approved by a vote of 80.19%, 80.75% and 80.19%, respectively, of the shares of Common Stock and Class B Common Stock, voting as a group at the special meeting.

The holders of 348,042 Class B share, or 10.17% of the Class B shares outstanding, elected to redeem their shares for cash, and such shares were redeemed by us in December, 2008 for an aggregate of $2,933,542 using the proceeds of the partial sale of investments held in the trust account. As a result of these redemptions, we will now proceed with the business combination with Pypo only if the holders of less than 336,019 Class B shares (9.82% of the number of Class B shares originally issued, and 10.94% of the Class B shares that remain outstanding at December 31, 2008) elect to redeem their shares for cash.

On December 10, 2008, after approval thereof at its special meeting of stockholders of the foregoing amendments to the Middle Kingdom’s Second Amended and Restated Certificate of Incorporation, Middle Kingdom filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation.

Distribution of Trust Account to stockholders if no business combination

If we do not complete a business combination by August 31, 2009, we will, as part of any plan of dissolution and liquidation in accordance with the applicable provisions of the Delaware General Corporate Law, distribute to all of our Class B stockholders a sum equal to $8.24 per Class B share, plus a pro-rata share of the interest earned on the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest , less the payment of any federal and state taxes due by the Company, and all then outstanding shares of Class B Common Stock will be automatically cancelled. After payment of the above amounts to our Class B Common Stockholders, the holders of Common Stock, including our officers, directors and sponsors, will be entitled to receive any remaining proceeds held in the Trust Account or held in our operating account. There will be no distribution from the Trust Account with respect to our Class A and Class B Warrants, which will expire worthless. In addition, the underwriters have agreed to waive their rights to the deferred underwriters’ discount $1,166,562 deposited in the Trust Account for their benefit.

The distribution per Class B share is $8.24 per Class B share, plus a pro-rata share of the interest earned on the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest, less the payment of any federal and state taxes due by the Company. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which could be senior to the claims of our Class B stockholders. We cannot assure you that the actual distribution per Class B share will not be less than $8.24 due to claims of creditors. If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our Trust Account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account we cannot assure you we will be able to return to our Class B stockholders the liquidation amounts due them.

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

Pursuant to, among other documents, our second amended and restated certificate of incorporation, if we do not complete a business combination by August 31, 2009, we intend to pay the costs of dissolution and liquidation from our remaining assets outside of the Trust Account and from funds released to us for working capital. We expect that the costs associated with the implementation and completion of our plan of dissolution and distribution will be approximately $125,000 and will be funded by any funds not held in the Trust Account although we cannot assure you that there will be sufficient funds for such purpose. If these assets are not sufficient, we will pay the costs from the interest earned on the Trust Account, after the payment of federal and state taxes, which is not distributed to us for operations, which will reduce the amounts available to our Class B and Common Stockholders. However, in connection with a liquidation, we cannot predict with certainty: (a) the potential claims or lawsuits that may be brought against us; (b) what waiver agreements, if any, we will obtain from vendors, service providers and prospective target businesses; (c) the amount of additional expenses that we may incur that exceeds the amount of funds held outside of the trust; and (d) our ability to ensure that the proceeds held in trust are not reduced by claims of target businesses or vendors. As such, it is possible that foregoing claims could result in a reduction of the principal in the Trust Account, which would reduce the amounts payable to our Class B stockholders in a liquidation below $8.24 per share. We currently believe that any plan of dissolution and distribution subsequent to the expiration of the deadline by which we must complete a business combination would proceed in the following manner:

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

Periodic Reporting and Audited Financial Statements

We have registered our Series A Units and Series B Units, Common Stock, Class B Common Stock, Class A Warrants and Class B Warrants under the Securities Exchange Act of 1934 as amended, and we have reporting obligations, including the requirement that we file annual reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

Foreign Private Issuer

Based on currently available information, MK Cayman expects that it will become a foreign private issuer upon the consummation of the business combination, which would reduce the reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act, resulting in fewer costs associated with financial and reporting compliance. For example, as a foreign private issuer, MK Cayman will be exempt from certain provisions applicable to U.S. public companies, including:

•	the rules requiring the filing with the SEC of quarterly reports on Form 10-Q or current reports on Form 8-K;

•	the sections of the Exchange Act regulating the solicitation of proxies, consents or authorizations with respect to a security registered under the Exchange Act;

•	provisions of Regulation FD aimed at preventing issuers from making selective disclosures of material non-public information; and

•

the sections of the Exchange Act requiring insiders to file public reports of their stock ownership and trading activities and establishing insider liability for profits realized from any “short swing” trading transactions, or a purchase and sale, or a sale and purchase, of the issuer’s equity securities within less than six months.

As a foreign private issuer, MK Cayman will file an annual report on Form 20-F within six months of the close of each fiscal year and reports on Form 6-K relating to certain material events promptly after MK Cayman publicly announces these events. However, because of the foregoing filing exemptions, MK Cayman’s shareholders will not be afforded the same protections or information generally available to investors holding shares in public companies organized in the United States, such as Middle Kingdom.

We are required to comply with the management report portion of the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2008.

ITEM 1A.	RISK FACTORS

Potential investors should carefully consider the following risk factors prior to making any investment decisions regarding our securities. The risk factors concerning MK Cayman, and Pypo are applicable only in the event the proposed business combination between Middle Kingdom and the Pypo Parties is consummated.

RISKS RELATED TO OUR BUSINESS

If we are unable to complete a business combination, holders of our Series A Units will have limited rights to participate in the distribution of the Trust Account, and will likely lose substantially all of their investment.

Of the Trust Account, $8.24 per share of Class B Common Stock, plus a pro-rata share of the interest earned on the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest, less the payment of any federal and state taxes due by the Company, is reserved for holders of our Class B Common Stock that was sold as part of the Series B Units. Consequently, if we are unable to complete a business combination, the holders of Common Stock that was sold as part of the Series A Units, as well as our existing Common Stockholders, will only be entitled to participate in the distribution of the Trust Account to the extent that any proceeds remain after payment of $8.24 per Class B share, plus a pro-rata share of the interest earned on the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest , less the payment of any federal and state taxes due by the Company, to the Class B Common Stockholders.

We expect that the costs associated with the implementation and completion of our plan of dissolution and distribution will be approximately $125,000 and will be funded by any funds not held in the Trust Account although we cannot assure you that there will be sufficient funds for such purpose. If these assets are not sufficient, we will pay the costs from the interest earned on the Trust Account after federal and state taxes that is not distributed to us for operations, which will reduce the amounts available to our Class B and Common Stockholders.

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

In Middle Kingdom’s Proxy Statement dated November 24, 2008 delivered to its stockholders in connection with the December 10, 2008 Special Meeting,, Middle Kingdom agreed to amend the trust account to prohibit any further changes in the distribution of the trust account funds unless each and every stockholder specifically agreed in writing to such change.

Holders of our Series A Units, and shares of our Common Stock, will not be entitled to vote on a proposed business combination.

The shares of Common Stock, including such shares included in our Series A Units, will not be entitled to vote on a proposed business combination with a target business. Only the holders of Class B Common Stock will have an opportunity to approve a business combination. Consequently, holders of Common Stock and warrants will be entirely dependent upon the judgment of the holders of Class B Common Stock in determining whether or not a proposed business combination is approved. Moreover, Pypo’s two largest shareholders, Capital Ally and ARCH, own 2,685,200 Middle Kingdom Class B shares, which represent 87.4% of the outstanding Class B shares and 64.9% of the combined voting power of the common stock and Class B common stock. As such, the approval of any business combination will require the approval of these entities.

If holders of 336,019 or more of the shares of Middle Kingdom’s Class B common stock decide to vote against the business combination and opt to have their shares converted into cash, Middle Kingdom may be forced to dissolve and liquidate, stockholders may receive less than their pro rata share of the funds available in the trust account, and Middle Kingdom’s common stock and Class A warrants and Class B redeemable warrants would expire and become worthless.

Under its Certificate of Incorporation as currently in effect, if Middle Kingdom does not complete a business combination by August 31, 2009, Middle Kingdom will dissolve and distribute to its Class B stockholders their pro rata portion of the funds available in the trust account with any remaining net assets going to the common stockholders. Following dissolution, Middle Kingdom would no longer exist as a corporation. Middle Kingdom held a special meeting of stockholders on December 10, 2008 to consider and vote on proposals that extended the initial deadline in its Certificate of Incorporation to August 31, 2009. The extension amendment was approved and under the terms of Middle Kingdom’s amended Certificate of Incorporation, if holders of 336,019 or more of the shares of Middle Kingdom’s Class B common stock decide to vote against the acquisition and opt to have their shares converted into cash, Middle Kingdom would ultimately be forced to dissolve and liquidate.

In any liquidation, the net proceeds of Middle Kingdom’s initial public offering and private placement and the deferred underwriting compensation held in the trust account, plus any interest earned thereon (net of taxes payable), less the portion of such interest previously paid to Middle Kingdom, will be distributed on a pro rata basis to the holders of Middle Kingdom’s Class B common stock. Based on the conversion price per Class B share in Middle Kingdom’s trust account as of December 31, 2008, the per-share liquidation price is expected to be approximately $8.39. The proceeds deposited in the trust account could, however, become subject to the claims of Middle Kingdom’s creditors which could be prior to the claims of Middle Kingdom’s Class B stockholders. Further, under certain circumstances, if the merger agreement is terminated by Middle Kingdom, Middle Kingdom may be required to pay Pypo a termination fee in the amount of $4,000,000. Pypo has not provided a waiver of any claims against the trust account in connection with the payment of the termination fee, such that the full amount of the termination fee may be required to be paid out of the trust account. Middle Kingdom cannot assure you that the actual per-share liquidation price will not be less than $8.39, due to claims of creditors. Furthermore, there will be no distribution with respect to Middle Kingdom’s outstanding common stock or Class A warrants and Class B redeemable warrants and, accordingly, the common stock and warrants will expire and become worthless.

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

If we do not complete a business combination by August 31, 2009, we will dissolve. Under Section 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If we comply with certain procedures intended to ensure that we make reasonable provision for all claims against us, including a 60-day notice period during which any third-party claims can be brought against us, a 90-day period during which we may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, the liability of stockholders with respect to a liquidating distribution is limited to the lesser of the stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the Trust Account to our public stockholders as part of our plan of dissolution and distribution, we do not intend to comply with the foregoing procedures. In the event that our board recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities was insufficient, stockholders who received a return of funds could be liable for claims made by creditors. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders will extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

We are dependent upon 50% of the interest earned on the Trust Account, less the payment of any federal and state taxes due by the Company, up to a maximum of $1,200,000 and our line of credit to fund the completion of a business combination.

We are dependent upon sufficient interest being earned on the proceeds held in the Trust Account to provide us with the additional working capital to consummate a business combination. While we are entitled to 50% of the interest earned on the Trust Account, less the payment of any federal and state taxes due by the Company, up to a maximum of $1,200,000, if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. At December 31, 2008, the Company had withdrawn a total of $1,021,001 of its 50% share of the interest earned on the Trust Account to fund legal, accounting, due diligence on prospective acquisitions and continuing general and administrative expenses. At December 31, 2008, a balance of $178,999 is still available to be withdrawn by the Company for it to reach the maximum allowable amount of $1,200,000 for these purposes. We have also received a $250,000 line of credit from Wachovia Bank which will be used to finance our general working capital needs. The line of credit was initially established to mature in 24 months from the date of the Public Offering, on December 19, 2008. On July 1, 2008, Wachovia Bank extended the line of credit from December 19, 2008 to September 1, 2009. The line of credit bears interest at LIBOR plus 2% with interest payable monthly and the outstanding principal and interest due and payable at maturity. The line of credit provides that the bank must authorize all distributions to us to the extent that the aggregate sum of interest distributed to us from the Trust Account exceeds $900,000. As such, the bank will require us to utilize any distributions in excess of $900,000 available to us from the Trust Account to repay the line of credit. As long as there is availability to borrow under the line of credit, we will need the bank’s prior approval to draw down any distributions in excess of $900,000 available to us from the Trust Account. At December 31, 2008 and December 31, 2007, the Company had $249,000 and $0 outstanding under the line of credit, respectively.

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

Middle Kingdom’s board of directors approved the business combination without obtaining a fairness opinion.

In light of the directors’ experience in performing due diligence of acquisition targets and in valuing companies, Middle Kingdom did not obtain a fairness opinion with respect to the business combination with Pypo. If Middle Kingdom’s board of directors erred in concluding that the merger agreement is in the best interest of the Middle Kingdom stockholders, then the Middle Kingdom stockholders could suffer adverse consequences such as a decline in the value of their shares following the consummation of the transaction. In addition, at a minimum, any litigation over the board’s exercise of its fiduciary duties would divert management’s time and attention from completing the transactions described herein and would likely also involve the expenditure of substantial amounts for legal fees.

MK Cayman may choose to redeem its outstanding Class B redeemable warrants at a time that is disadvantageous to the warrantholders, preventing such holders from realizing the potential economic value of their warrants.

Subject to there being a current prospectus under the Securities Act of 1933, as amended, MK Cayman may redeem all of the currently outstanding Class B redeemable warrants at any time after they become exercisable at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sale price of MK Cayman’s ordinary shares equals or exceeds $16.00 per share for any 20 trading days within a 30-trading-day period ending three business days before MK Cayman sends the notice of redemption. Calling all of such warrants for redemption could force the warrantholders to:

•	exercise the Class B redeemable warrants and pay the exercise price for such warrants at a time when it may be disadvantageous for the holders to do so;

•	sell the Class B redeemable warrants at the then-current market price when they might otherwise wish to hold the warrants; or

•	accept the nominal redemption price which, at the time the Class B redeemable warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Middle Kingdom’s Class A warrantholders and Class B redeemable warrantholders may not be able to exercise their warrants, which may significantly reduce their economic value and create liability for Middle Kingdom.

Holders of the Class A warrants and Class B redeemable warrants that Middle Kingdom issued in its initial public offering and private placement will be able to receive shares upon exercise of the warrants only if:

•	a current registration statement under the Securities Act relating to the ordinary shares underlying the warrants is then effective; and

•	such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside.

Although Middle Kingdom has agreed to use its best efforts to maintain a current registration statement covering the shares underlying the Class A warrants and Class B redeemable warrants to the extent required by federal securities laws, which obligation MK Cayman will assume pursuant to the merger agreement, MK Cayman cannot assure that it will be able to do so. In addition, some states may not permit MK Cayman to register the shares issuable upon exercise of its Class A warrants and Class B redeemable warrants for sale. The value of the Class A warrants and Class B redeemable warrants will be greatly reduced if a registration statement covering the shares issuable upon the exercise of the Class A warrants and Class B redeemable warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. In connection with Middle Kingdom’s IPO, Middle Kingdom agreed to qualify for sale the common stock underlying its Class A warrants and Class B redeemable warrants in each state in which the units issued in the IPO were initially offered. However it did not agree to qualify such securities in any other state.

MK Cayman believes that the holders of Class A warrants and Class B redeemable warrants who reside in California, Colorado, Florida, Illinois, Louisiana, New Jersey, New York, Ohio, Pennsylvania and Texas will be able to exercise their Class A warrants and Class B redeemable warrants freely. Additionally, holders of Class A warrants and Class B redeemable warrants who reside in Connecticut, Georgia, Maryland, Missouri and North Carolina will be able to exercise their Class A warrants and Class B redeemable warrants, provided that MK Cayman does not pay any commission or other remuneration (other than a standby commission) directly or indirectly for soliciting any security holder in the respective state. Holders of Class A warrants and Class B redeemable warrants who reside in jurisdictions in which the shares underlying the Class A warrants and Class B redeemable warrants are not qualified and in which there is no exemption will be unable to exercise their Class A warrants and Class B redeemable warrants and would either have to sell their Class A warrants and Class B redeemable warrants in the open market or allow them to expire unexercised, which could result in the filing of claims against and other losses for Middle Kingdom.

Risks Relating to the Redomestication and the Business Combination.

Following the consummation of the redomestication, Middle Kingdom will become a Cayman Islands company and, because the rights of shareholders under Cayman Islands law differ from those under U.S. law, you may have fewer protections as a shareholder.

Following the consummation of the redomestication, the resulting company’s corporate affairs will be governed by its Memorandum of Association and Articles of Association, and subject at all times to the Companies Law (2007 Revision) of the Cayman Islands, or the Companies Law. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibility of the directors under Cayman Islands law are governed by common law principles derived from cases in the Cayman Islands and other commonwealth and common law countries. The rights of shareholders and the fiduciary responsibilities of directors under Cayman Islands law differ somewhat from those established under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities law as compared to the United States, and some states (such as Delaware) have more fully developed and judicially interpreted bodies of corporate law, which could negatively affect your shareholder rights and protections.

As a foreign private issuer, MK Cayman will be exempt from certain SEC requirements that provide stockholders with protections and information that must be made available to stockholders of U.S. public companies.

Based on currently available information, MK Cayman expects that it will become a foreign private issuer upon the consummation of the business combination, which would reduce the reporting requirements under the Exchange Act, resulting in fewer costs associated with financial and reporting compliance. For example, as a foreign private issuer MK Cayman will be exempt from certain provisions applicable to U.S. public companies, including:

•	the rules requiring the filing with the SEC of quarterly reports on Form 10-Q or current reports on Form 8-K;

•	the sections of the Exchange Act regulating the solicitation of proxies, consents or authorizations with respect to a security registered under the Exchange Act;

•	provisions of Regulation FD aimed at preventing issuers from making selective disclosures of material non-public information; and

•

the sections of the Exchange Act requiring insiders to file public reports of their stock ownership and trading activities and establishing insider liability for profits realized from any “short swing” trading transactions, or a purchase and sale, or a sale and purchase, of the issuer’s equity securities within less than six months.

As a foreign private issuer, MK Cayman will file an annual report on Form 20-F within six months of the close of each fiscal year and reports on Form 6-K relating to certain material events promptly after MK Cayman publicly announces these events. However, because of the above exemptions for foreign private issuers, MK Cayman’s shareholders will not be afforded the same protections or information generally available to investors holding shares in public companies organized in the United States, such as Middle Kingdom.

The combined company’s working capital could be reduced if stockholders exercise their conversion rights.

Pursuant to Middle Kingdom’s Certificate of Incorporation, holders of Class B common stock may vote against the business combination and demand that Middle Kingdom convert their Class B shares into their pro rata portion of the funds available in the trust account as of the record date. Middle Kingdom and Pypo will not consummate the business combination if holders of 336,019 or more Class B shares exercise these conversion rights. To the extent the business combination is consummated and holders have demanded to so convert their shares, there will be a corresponding reduction in the amount of funds available in the trust account to the combined company following the business combination. As of December 31, 2008, assuming the business combination is approved, the maximum amount of funds that could be disbursed to Middle Kingdom’s Class B stockholders upon the exercise of their conversion rights is approximately $2,833,624 .

If outstanding Class A warrants or Class B redeemable warrants are exercised, the underlying ordinary shares will be eligible for future resale in the public market, which would result in dilution and may have an adverse effect on the market price of MK Cayman’s ordinary shares.

Outstanding Class A warrants and Class B redeemable warrants and the unit purchase options issued to the underwriters in our IPO to purchase an aggregate of 5,777,355 ordinary shares will become exercisable after consummation of the business combination, and the underwriters are entitled to demand that the Company register the resale of such securities. If they are exercised, a substantial number of additional ordinary shares of MK Cayman will be eligible for resale in the public market, which could result in a decrease in the market price of MK Cayman’s ordinary shares.

If certain financial objectives are achieved, the Pypo shareholders will be entitled to receive additional shares of MK Cayman as contingent consideration for the acquisition of their Pypo shares, which would result in dilution and might have an adverse effect on the market price of MK Cayman’s ordinary shares.

Under the merger agreement, the Pypo shareholders are entitled to receive up to an additional 23,000,000 ordinary shares of MK Cayman if certain financial targets are achieved. If the additional shares are earned, the number of ordinary shares outstanding will significantly increase. The issuance of the additional shares will have a dilutive effect on the ordinary shares already outstanding and may cause a reduction in the trading price of the ordinary shares in the public market.

Registration rights held by Middle Kingdom’s initial stockholders who purchased shares prior to Middle Kingdom’s initial public offering and registration rights held by the Pypo shareholders with respect to the Middle Kingdom shares received in the business combination may have an adverse effect on the market price of MK Cayman’s ordinary shares.

Middle Kingdom’s initial stockholders who purchased an aggregate of 840,450 shares of common stock and warrants to purchase an aggregate of 226,125 shares of common stock prior to its initial public offering are entitled to demand that the Company register the resale of their shares at any time after they are released from escrow. Similarly, the Pypo shareholders, who will receive a maximum of 68,000,000 ordinary shares in the business combination, as well as 3,400,000 Class B redeemable warrants, are entitled to demand that the Company register the resale of their shares. If such stockholders exercise their registration rights with respect to all of their shares, there will be additional ordinary shares eligible for trading in the public market. The presence of these additional shares may reduce the market price of MK Cayman’s ordinary shares.

Middle Kingdom’s directors and officers have interests in the business combination that differ from yours because their common stock may become worthless if the business combination is not approved.

In considering the recommendation of Middle Kingdom’s board of directors to vote to approve the business combination, you should be aware that Middle Kingdom’s directors, officers and initial stockholders have agreements or arrangements that provide them with interests in the business combination that may differ from, or are in addition to, those of Middle Kingdom stockholders generally, particularly the Class B common stockholders. Middle Kingdom’s initial stockholders, including its directors and officers, primarily hold common stock and Class A warrants, which are not entitled to receive any of the funds that would be distributed upon liquidation of the trust account. Therefore, if the business combination is not approved, these original securities may become worthless.

The personal and financial interests of directors and officers may have influenced their motivation in identifying and selecting a target business and in timely completion of a business combination. Consequently, their discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in the best interests of Middle Kingdom’s stockholders, particularly the Class B common stockholders.

Middle Kingdom’s directors and officers have interests in the business combination that differ from yours, because if Middle Kingdom is liquidated due to its inability to complete a business combination they will be liable for Middle Kingdom’s debts and obligations.

In seeking the completion of the business combination with Pypo, the interests of Middle Kingdom’s directors and officers differ from those of the public stockholders. Middle Kingdom’s current directors and officers have agreed to indemnify Middle Kingdom for debts and obligations to vendors that are owed money by Middle Kingdom to the extent necessary to ensure that certain liabilities do not reduce funds in the trust account. Additionally, under certain circumstances, if Middle Kingdom terminates the merger agreement, Middle Kingdom may be required to pay Pypo a termination fee in the amount of $4,000,000. Pypo has not provided a waiver of any claims against the trust account in connection with the payment of the termination fee, such that the full amount of the termination fee may be required to be paid out of the trust account. If Middle Kingdom is liquidated due to its inability to complete a business combination, the directors and officers may be required to fulfill their indemnification obligations to the extent Middle Kingdom’s debts and obligations are not satisfied by the funds available outside the trust account, and to the extent such debts and obligations reduce the trust account.

Because MK Cayman does not intend to pay dividends on its ordinary shares, stockholders will benefit from an investment in MK Cayman’s ordinary shares only if those shares appreciate in value.

Middle Kingdom has never declared or paid any cash dividends on its shares of common stock. Post-merger, MK Cayman currently intends to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, MK Cayman does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of MK Cayman’s board of directors and will depend on factors MK Cayman’s board of directors deems relevant, including among others, MK Cayman’s results of operations, financial condition and cash requirements, business prospects, and the terms of MK Cayman’s credit facilities, if any, and any other financing arrangements. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of MK Cayman’s ordinary shares, and there is no guarantee that MK Cayman’s ordinary shares will appreciate in value.

Voting control by executive officers, directors and other affiliates of the combined company may limit your ability to influence the outcome of director elections and other matters requiring shareholder approval.

Upon consummation of the business combination, the executive officers, directors and other affiliates of MK Cayman will own over 97% of MK Cayman’s voting shares. These shareholders can control substantially all matters requiring approval by MK Cayman’s shareholders, including the election of directors and the approval of other business transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of MK Cayman or discouraging a potential acquirer from attempting to obtain control of MK Cayman, which in turn could have a material adverse effect on the market price of ordinary shares or prevent its shareholders from realizing a premium over the market price for their ordinary shares.

Middle Kingdom’s action to extend the date by which it was required to complete a business combination may subject it or MK Cayman to securities laws claims.

On December 10, 2008, at a special meeting of the stockholders, the stockholders of Middle Kingdom approved three amendments to its Certificate of Incorporation, the primary effect of which was to extend the date before which Middle Kingdom must complete a business combination to avoid being required to liquidate from December 13, 2008 to August 31, 2009.

Middle Kingdom’s IPO prospectus stated that Middle Kingdom would not take any action allowing it to survive for a longer period of time if it did not appear it would be able to consummate a business combination within the time allotted in its certificate of incorporation. Therefore, Middle Kingdom’s stockholders may have securities law claims against Middle Kingdom for rescission (under which a successful claimant has the right to receive the total amount paid for his or her securities pursuant to an allegedly deficient prospectus, plus interest and less any income earned on the securities, in exchange for surrender of the securities) or damages (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of a security). Such claims may entitle stockholders asserting them to up to $8.00 per share, based on the initial offering price of the IPO units comprised of stock and warrants, less any amount received from sale of the originally-attached warrants plus interest from the date of Middle Kingdom’s IPO (which, in the case of Class B stockholders, may be more than the pro rata share of the trust account to which they are entitled upon conversion or liquidation).

In general, a person who purchased shares pursuant to a defective prospectus or other representation, must make a claim for rescission within the applicable statute of limitations period, which is, (a) for claims made under Section 12(a)(1) of the Securities Act (relating to offers or sales of securities in violation of the registration provisions of the Securities Act), within one year of the violation upon which it is based and in no event more than three years after the security was bona fide offered to the public, (b) for claims made under Section 12(a)(2) of the Securities Act (relating to offers or sales of a security by means of a prospectus or oral communication, which includes an untrue statement of a material fact or omits to state a material fact necessary in order to make the statements, in light of the circumstances under which they were made, not misleading), within one year after the discovery of the untrue statement or the omission, or after such discovery should have been made by the exercise of reasonable diligence, but in no event more than three years after the sale, or (c) for claims brought under some state statutes, one year from the time the claimant discovered or reasonably should have discovered the facts giving rise to the claim, but not more than three years from the occurrence of the event giving rise to the claim. A successful claimant for damages under federal or state law could be awarded an amount to compensate for the decrease in value of his or her shares caused by the alleged violation (including, possibly, punitive damages), together with interest, while retaining the shares. Claims under the anti-fraud provisions of the federal securities laws must generally be brought within two years of discovery, but not more than five years after occurrence. Rescission and damages claims would not necessarily be finally adjudicated by the time the Pypo business combination is completed, and such claims would not be extinguished by consummation of that transaction.

There is a risk that MK Cayman could be treated as a U.S. domestic corporation for U.S. federal income tax purposes after the conversion and business combination, which could result in significantly greater U.S. federal income tax liability to MK Cayman.

Section 7874(b) of the Code generally provides that a corporation organized outside the United States which acquires, directly or indirectly, pursuant to a plan or series of related transactions substantially all of the assets of a corporation organized in the United States will be treated as a domestic corporation for U.S. federal income tax purposes if shareholders of the acquired corporation, by reason of owning shares of the acquired corporation, own at least 80% (of either the voting power or the value) of the stock of the acquiring corporation after the acquisition. If Section 7874(b) were to apply to the conversion, then MK Cayman, as the surviving entity, would be subject to U.S. federal income tax on its worldwide taxable income following the conversion and business combination as if MK Cayman were a domestic corporation.

Although Section 7874(b) should not apply to treat MK Cayman as a domestic corporation for U.S. federal income tax purposes, due to the absence of full guidance on how the rules of Section 7874(b) will apply to the transactions contemplated by the conversion and business combination, this result is not entirely free from doubt. As a result, stockholders and warrantholders are urged to consult their own tax advisors on this issue. The immediately following two risk factors assume that MK Cayman will be treated as a foreign corporation for U.S. federal income tax purposes.

MK Arizona would recognize gain (but not loss) for U.S. federal income tax purposes as a result of the conversion, which would result in increased U.S. federal income tax liability to MK Arizona.

As a result of the conversion, MK Arizona would recognize gain (but not loss) for U.S. federal income tax purposes equal to the excess, if any, of the fair market value of each of its assets over such asset’s adjusted tax basis at the effective time of the conversion. Since any such gain will be determined based on the value of its assets at that time, the amount of such gain (and any U.S. federal income tax liability to MK Arizona by reason of such gain) cannot be determined at this time. In order to provide an estimation of the amount of any gain, Middle Kingdom would need to determine the fair market value of each of its assets as of the effective time of the conversion. Middle Kingdom has not performed such an analysis and will not be able to do so until after the effective time of the conversion. Stockholders and warrantholders are urged to consult their own tax advisors on this tax issue and other tax issues in connection with the conversion.

There is a risk that MK Cayman will be classified as a passive foreign investment company, or PFIC, which could result in adverse U.S. federal income tax consequences to U.S. holders of ordinary shares or warrants of MK Cayman.

MK Cayman will be treated as a PFIC for any taxable year in which either (1) at least 75% of its gross income (looking through certain corporate subsidiaries) is passive income or (2) at least 50% of the average value of its assets (looking through certain corporate subsidiaries) produce, or are held for the production of, passive income. Passive income generally includes dividends, interest, rents, royalties, and gains from the disposition of passive assets. If MK Cayman were a PFIC for any taxable year during which a U.S. Holder held its ordinary shares or warrants, the U.S. Holder may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements.

Based on the expected composition of the assets and income of MK Cayman and its subsidiaries after the conversion and business combination, it is not anticipated that MK Cayman will be treated as a PFIC following the conversion and business combination. The actual PFIC status of MK Cayman for any taxable year, however, will not be determinable until the conclusion of its taxable year, and accordingly there can be no assurance as to the status of MK Cayman as a PFIC for the current taxable year or any future taxable year. U.S. holders of Middle Kingdom’s securities are urged to consult their own tax advisors regarding the possible application of the PFIC rules.

Risks Relating to Doing Business in the PRC.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect Pypo’s business.

Pypo conducts substantially all of its business operations in China. Accordingly, Pypo’s business, results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal conditions in China. China’s economy differs from the economies of developed countries in many respects, including with respect to government regulation and control of foreign exchange, the level of development and growth rate, and the allocation of resources.

While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and economic sectors. The PRC government has implemented certain measures to encourage economic development and guide the allocation of resources. While some of these measures benefit the PRC economy generally, they may also negatively affect Pypo. For example, Pypo’s business, financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations applicable to Pypo.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has implemented measures since the late 1970s emphasizing market-oriented reforms, the reduction of state ownership of productive assets and improved corporate governance, the PRC government still owns a substantial portion of productive assets in China and continues to play a significant role in regulating industrial development. In addition, the PRC government exercises significant control over China’s economic growth by controlling the allocation of resources and payment of foreign currency-denominated obligations, setting monetary policy and giving preferential treatment to particular industries or companies.

Since late 2003, the PRC government has implemented a number of measures, such as raising bank reserves against deposit rates and placing additional limitations on the ability of commercial banks to make loans and raise interest rates, in an attempt to slow down specific segments of China’s economy that the government believed to be overheating. In 2008, however, in response to the world economic crisis, the PRC government cut interest rates and announced a stimulus plan in an attempt to help sustain growth. These actions, as well as future actions and policies of the PRC government, could materially affect Pypo’s liquidity and access to capital, as well as its ability to operate its business.

Any health epidemics and other outbreaks, or war, acts of terrorism or other man-made or natural disasters could severely disrupt Pypo’s business operations.

Pypo’s business could be materially and adversely affected by the outbreak of avian influenza, severe acute respiratory syndrome, or SARS, or another epidemic. In 2006 and 2007, there were reports of occurrences of avian influenza in various parts of China, including a few confirmed human cases and deaths. Any prolonged recurrence of avian influenza, SARS or other adverse public health developments in China could require the temporary closure of Pypo’s offices or prevent its staff from traveling to customers’ offices to sell products or provide on-site services. Such closures could severely disrupt Pypo’s business operations and adversely affect its results of operations.

Pypo’s operations are also vulnerable to interruption and damage from natural and other types of disasters, including snowstorms, earthquakes, fire, floods, environmental accidents, power loss, communications failures and similar events. In January and February 2008, large portions of Southern and Central China were hit with a series of snowstorms, which caused extensive damage and transportation disruption. On May 12, 2008, a severe earthquake measuring approximately 8.0 on the Richter scale occurred in Sichuan province of China, resulting in numerous casualties and severe property damage. If any disaster were to occur in the future, Pypo’s ability to operate its business could be seriously impaired.

Pypo may be subject to product liability claims for products it directly sells to end users.

Under current PRC laws, both manufacturers and retailers may be liable for damages caused by defective products in China. PRC law does not require retailers in China to maintain, and Pypo does not maintain, product liability insurance. As a result, Pypo may expend significant time, money and resources to defend or settle any product liability claims. Moreover, under Pypo’s current arrangements with manufacturers, manufacturers are not obligated to indemnify Pypo against claims associated with products made by such manufacturers that Pypo sells directly to end-users. Therefore, if Pypo is found liable, it would be responsible for damages arising from such product liability claims. In addition, Pypo’s reputation may be adversely affected and Pypo may consequently lose market share even if it can successfully defend against or settle such claims.

As a holding company, Pypo Cayman principally relies on dividends and other distributions on equity paid by its operating companies to fund any cash and financing requirements it may have, and any limitation on the ability of its operating companies to make payments to Pypo Cayman could have a material adverse effect on its ability to conduct its business.

Pypo Cayman is a holding company and relies principally on dividends and other distributions from its operating companies in China and on service, license and other fees paid to its operating companies for its cash requirements, including the funds necessary to service any debt Pypo Cayman may incur. Current PRC regulations permit Pypo Cayman’s operating companies to pay dividends to Pypo Cayman only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, Pypo Cayman’s operating companies in China are required to set aside at least 10% of their after-tax profits each year, if any, to contribute to a statutory reserve fund until such cumulative reserve fund reaches 50% of the applicable company’s registered capital.

These reserves are not distributable as cash dividends. Furthermore, if Pypo Cayman’s Chinese operating companies incur debt in the future, the instruments governing such debt may restrict their ability to pay dividends or make other payments to Pypo Cayman or MK Cayman. In addition, the PRC tax authorities may require Pypo Cayman to adjust its taxable income under the contractual arrangements currently in place in a manner that would materially and adversely affect the ability of Pypo Cayman’s operating companies to pay dividends and other distributions to Pypo Cayman.

Uncertainties with respect to the PRC legal system could adversely affect Pypo.

Pypo conducts its business primarily through operations in China. Pypo’s operations in China are governed by PRC laws and regulations. Pypo’s operating companies are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to wholly foreign-owned enterprises. The PRC legal system is principally based on statutes. Prior court decisions may be cited for reference but typically have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions (and the nonbinding nature of such decisions), the interpretation and enforcement of these laws and regulations raise uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have retroactive effect. As a result, Pypo may not be aware of its violation of these policies and rules until after a violation occurs. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

It may be difficult to acquire jurisdiction and enforce liabilities against MK Cayman’s officers, directors and assets based in the PRC.

Because most of MK Cayman’s officers and directors will reside outside of the United States, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against MK Cayman and/or its officers and directors by a shareholder or group of shareholders in the United States. Also, because MK Cayman’s executive officers will likely be residing in the PRC at the time such a suit is initiated, achieving service of process against such persons would be difficult. Furthermore, because the majority of MK Cayman’s assets will be located in the PRC, it may also be difficult to access those assets to satisfy an award entered against MK Cayman in a United States court. The PRC does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts.

Pypo and MK Cayman may have difficulty establishing adequate management, legal and financial controls in the PRC.

Most PRC companies historically have been less focused on establishing Western style management and financial reporting concepts and practices, as well as modern banking, computer and other internal control systems, than companies in the U.S. and certain other Western countries. Pypo and MK Cayman may have difficulty in hiring and retaining a sufficient number of qualified internal control employees to work in the PRC. As a result of these factors, Pypo and MK Cayman may experience difficulty in establishing management, legal and financial controls, collecting financial data, preparing financial statements, books of account and corporate records, and instituting business practices that meet Western standards.

Governmental control of foreign exchange markets in the PRC may affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Pypo receives substantially all of its revenues in RMB. Pypo’s income is primarily derived from dividend payments from its PRC operating companies. Shortages in the availability of foreign currency may restrict the ability of Pypo’s PRC operating companies to remit sufficient foreign currency to pay dividends or make other payments, or otherwise satisfy their foreign currency denominated obligations.

Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict future access to foreign currencies for current account transactions. If the Chinese foreign exchange control system prevents Pypo from obtaining sufficient foreign currency to satisfy its currency demands, Pypo may not be able to pay dividends in foreign currencies to shareholders.

Fluctuation in the value of the RMB may have a material adverse effect on the value of your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of foreign currencies. This change in policy has resulted in an approximately 18.3% appreciation of the RMB against the U.S. dollar between July 21, 2005 and December 31. 2008. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

Substantially all of Pypo’s revenues and costs are denominated in the RMB, and a significant portion of Pypo’s financial assets is also denominated in the RMB. Further, Pypo relies principally on dividends and other distributions paid to it by its operating companies and affiliated entities in China. Any significant revaluation of the RMB could materially and adversely affect Pypo’s cash flows, revenues, earnings and financial position, and the value of, and any dividends payable with respect to, its shares in U.S. dollars. Any fluctuations of the exchange rate between the RMB and the U.S. dollar could also result in foreign currency translation losses for financial reporting purposes.

Pypo Cayman or MK Cayman may be treated as a resident enterprise for PRC tax purposes under the currently effective EIT Law, which may subject Pypo Cayman or MK Cayman to PRC income tax on their taxable global income.

On March 16, 2007, the Fifth Plenary Session of the Tenth National People’s Congress passed the Enterprise Income Tax Law of the People’s Republic of China, or the EIT Law, which became effective on January 1, 2008. Under the EIT Law, enterprises are classified as “resident enterprises” and “non-resident enterprises.” Pursuant to the EIT Law and its implementing rules, enterprises established outside China whose “de facto management bodies” are located in China are considered “resident enterprises” and subject to the uniform 25% enterprise income tax rate on global income. According to the implementing rules of the EIT Law, “de facto management body” refers to a managing body that in practice exercises overall management control over the production and business, personnel, accounting and assets of an enterprise.

The EIT Law and the interpretation of many of its provisions, including the definition of “resident enterprise,” are unclear. It is also uncertain how the PRC tax authorities would interpret and implement the EIT Law and its implementing rules. Generally, the PRC tax authorities determine the resident enterprise status of entities organized under the laws of foreign jurisdictions, including Pypo Cayman and MK Cayman, on a case-by-case basis. Pypo Cayman is a Cayman Islands holding company with a subsidiary in Hong Kong, which in turn owns a 100% equity interest in Pypo Beijing. Pypo Cayman’s management is currently based in China and substantially all of its management members are expected to be based in China in the future. It remains uncertain whether the PRC tax authorities would determine that Pypo Cayman or MK Cayman is a “resident enterprise” or a “non-resident enterprise.”

Given the short history of the EIT law and lack of applicable legal precedent, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company such as Pypo Cayman or MK Cayman. If the PRC tax authorities determine that Pypo Cayman or MK Cayman is a “resident enterprise” for PRC enterprise income tax purposes, a number of tax consequences could follow. First, Pypo Cayman or MK Cayman could be subject to the enterprise income tax at a rate of 25% on its global taxable income. Second, the EIT Law provides that dividend income between “qualified resident enterprises” is exempt from income tax. It is unclear whether the dividends Pypo Cayman or MK Cayman receives from Pypo Beijing constitute dividend income between “qualified resident enterprises” and would therefore qualify for tax exemption. If Pypo Cayman or MK Cayman is required to pay income tax on any dividends it receives from Pypo Beijing, the amount of dividends Pypo Cayman or MK Cayman can pay to its shareholders would be materially reduced.

Dividends Pypo Cayman or MK Cayman receives from subsidiaries located in the PRC may be subject to PRC withholding tax.

If Pypo Cayman or MK Cayman is not treated as a resident enterprise under the EIT Law, then dividends that Pypo Cayman or MK Cayman receives from Pypo Beijing may be subject to PRC withholding tax. The EIT Law and the implementing rules of the EIT Law provide that an income tax rate of 10% will normally be applicable to dividends payable to investors that are “non-resident enterprises,” or non-resident investors, which (i) do not have an establishment or place of business in the PRC or (ii) have an establishment or place of business in the PRC, but the relevant income is not effectively connected with the establishment or place of business to the extent such dividends are derived from sources within the PRC.

As described above, the PRC tax authorities determine the resident enterprise status of entities organized under the laws of foreign jurisdictions, including Pypo Cayman and MK Cayman, on a case-by-case basis. Each of Pypo Cayman and MK Cayman is a Cayman Islands holding company and substantially all of its income may be derived from dividends it receives from Pypo Beijing. Thus, if Pypo Cayman or MK Cayman is considered as a “non-resident enterprise” under the EIT Law and the dividends paid to Pypo Cayman or MK Cayman by subsidiaries in China are considered income sourced within China, such dividends received by Pypo Cayman or MK Cayman may be subject to the 10% income tax.

The State Council of the PRC or a tax treaty between China and the jurisdictions in which the non-PRC investors reside may reduce such income tax. Pursuant to the Double Tax Avoidance Agreement between Hong Kong and Mainland China, if the beneficial owner in Hong Kong owns more than 25% of the registered capital in a company in China, the 10% withholding tax is reduced to 5%. Each of Pypo Cayman and MK Cayman is a Cayman Islands holding company with a subsidiary in Hong Kong, which in turn owns a 100% equity interest in Pypo Beijing. If Pypo Cayman or MK Cayman is considered as a “non-resident enterprise” under the EIT Law and the dividends paid to Pypo Cayman or MK Cayman by subsidiaries in China through its wholly owned Hong Kong subsidiary are considered income sourced from China, such dividends received by Pypo Cayman or MK Cayman may be subject to the reduced income tax rate of 5% under the Double Tax Avoidance Agreement.

Dividends that shareholders receive from Pypo Cayman or MK Cayman, and any gain on the sale or transfer of Pypo Cayman or MK Cayman’s shares, may become subject to taxes under PRC tax laws.

If dividends payable to shareholders by Pypo Cayman or MK Cayman are treated as income derived from sources within the PRC, then the dividends that shareholders receive from Pypo Cayman or MK Cayman, and any gain on the sale or transfer of Pypo Cayman or MK Cayman’s shares, may become subject to taxes under PRC tax laws.

Under the EIT Law and the implementing rules of the EIT Law, PRC income tax at the rate of 10% is applicable to dividends payable to investors that are “non-resident enterprises,” or non-resident investors, which (i) do not have an establishment or place of business in the PRC or (ii) have an establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent that such dividends have their sources within the PRC. Similarly, any gain realized on the transfer of shares by such investors is also subject to 10% PRC income tax if such gain is regarded as income derived from sources within the PRC.

If Pypo Cayman or MK Cayman is considered a PRC “resident enterprise” under the EIT Law, the dividends paid by Pypo Cayman or MK Cayman to non-resident investors with respect to their respective shares, or gain non-resident investors may realize from the transfer of shares of Pypo Cayman or MK Cayman, may be treated as PRC-sourced income and, as a result, would be subject to PRC withholding tax at a rate of 10%. If Pypo or MK Cayman is required under the EIT Law to withhold PRC income tax on dividends payable to its non-resident investors that are “non-resident enterprises,” or if such investors are required to pay PRC income tax on the transfer of Pypo Cayman’s or MK Cayman’s shares, any investment in Pypo Cayman or MK Cayman or the combined company following the business combination may be materially adversely affected.

If any such PRC withholding taxes apply, you may be entitled to a reduced rate of PRC withholding taxes under an applicable income tax treaty or a foreign tax credit against your domestic income tax liability (subject to applicable conditions and limitations). You should consult with your own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available foreign tax credits. In the case of a U.S. Holder of securities, if PRC taxes apply to dividends paid on the ordinary shares of MK Cayman, or to gain from the disposition of the ordinary shares or warrants, such taxes may be treated as foreign taxes eligible for credit against such holder’s U.S. federal income tax liability (subject to applicable conditions and limitations), and the U.S. Holder may be entitled to certain benefits under the income tax treaty between the United States and the PRC. U.S. Holders should consult their own tax advisors regarding the creditability of any PRC taxes and such U.S. Holder’s eligibility for the benefits of the income tax treaty between the United States and the PRC.

Pypo’s intercompany loans may be subject to PRC regulations.

Pypo currently has several inter-group company loans among its PRC subsidiaries and may continue to enter into inter-group financing arrangements to meet its internal capital needs. PRC laws generally do not permit companies that do not possess a financial service business license to extend loans directly to other companies, including affiliates, without proceeding through a financial agency. The enforcement of these restrictions remains unpredictable, and government authorities may declare these loans void, require the forfeiture of any interest paid and levy fines or other penalty upon the parties involved, among other remedies.

PRC regulation of loans to and direct investment by offshore holding companies in PRC entities may delay or prevent Pypo from making loans or additional capital contributions to its PRC operating companies, which could materially and adversely affect its liquidity and ability to fund and expand its business.

As an offshore holding company of its PRC operating companies, Pypo may make loans or additional capital contributions to its PRC operating companies. Any loans to Pypo’s PRC operating companies are subject to PRC regulations. For example, loans by Pypo to its operating companies in China, which are foreign-invested enterprises, to finance their activities may not exceed statutory limits and must be registered with the PRC State Administration of Foreign Exchange, or SAFE.

Pypo may also decide to finance its operating companies, in which it has equity ownership, by making capital contributions to such entities. The PRC Ministry of Commerce (or its local counterpart) must approve these capital contributions. Pypo cannot assure you that it will be able to obtain these government approvals on a timely basis, if at all, with respect to any such capital contributions. If Pypo fails to receive such approvals, its ability to use the proceeds of such transactions and to capitalize its PRC operations may be negatively affected, which could adversely affect Pypo’s liquidity and ability to fund and expand its business.

PRC regulations relating to the establishment of offshore special purpose vehicles by PRC residents may subject Pypo’s PRC resident shareholders or Pypo to penalties and limit Pypo’s ability to inject capital into its PRC operating companies, limit its PRC operating companies’ ability to distribute profits to Pypo, or otherwise adversely affect Pypo.

SAFE issued a public notice in October 2005 requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing an offshore special purpose vehicle with assets or equities of PRC companies. PRC residents that were shareholders and/or beneficial owners of offshore special purpose vehicles established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006. In addition, any PRC resident that is a stockholder of an offshore special purpose vehicle is required to amend its SAFE registration with respect to that offshore special purpose vehicle in connection with any increase or decrease of capital, transfer of stock, merger, division, equity investment or creation of any security interest on assets located in China or other material changes in capital stock.

In May 2007, SAFE issued relevant guidance to its local branches with respect to the operational process for SAFE registration, which standardized more specific and stringent supervision over the registration relating to the SAFE notice.

Pypo has requested its current shareholders and/or beneficial owners to disclose whether they or their shareholders or beneficial owners fall within the scope of the SAFE notice and urges PRC residents to register with the local SAFE branch as required under the SAFE notice. Pypo’s affiliates subject to the SAFE registration requirements have informed Pypo of their registrations with SAFE, and to Pypo’s knowledge, its shareholders and/or beneficial owners subject to the SAFE registration requirements have registered with SAFE and are in the process of amending certain applicable registrations with SAFE. The failure of these shareholders and/or beneficial owners to timely amend their SAFE registrations pursuant to the SAFE notice or the failure of future shareholders and/or beneficial owners of Pypo who are PRC residents to comply with the registration procedures set forth in the SAFE notice may subject such shareholders, beneficial owners and/or Pypo’s PRC operating companies to fines and legal sanctions. Any such failure may also limit Pypo’s ability to contribute additional capital into its PRC operating companies, limit Pypo’s PRC operating companies’ ability to distribute dividends to Pypo or otherwise adversely affect Pypo’s business.

The approval of the China Securities Regulatory Commission, or the CSRC, may be required in connection with our Business Combination with Pypo under a recently adopted PRC regulation. The regulation also establishes more complex procedures for acquisitions conducted by foreign investors that could make it more difficult for Pypo to grow through acquisitions.

On August 8, 2006, six PRC regulatory agencies—the PRC Ministry of Commerce, the State Assets Supervision and Administration Commission, or the SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the CSRC and SAFE—jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Regulation, which became effective on September 8, 2006. The M&A Regulation requires (i) offshore special purpose vehicles formed for the purpose of overseas listing of equity interests in PRC companies and (ii) entities directly or indirectly controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing securities on an overseas stock exchange. On September 21, 2006, the CSRC issued a clarification that sets forth the criteria and procedures for obtaining any required approval from the CSRC. To date, the CSRC has not issued any definitive rule or interpretation concerning whether the transactions contemplated between Middle Kingdom and Pypo are subject to this new procedure.

The interpretation and application of the M&A Regulation remain unclear, and PRC government authorities have the sole discretion to determine whether the business combination is subject to the approval of the CSRC. If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval is required for the business combination, Pypo cannot predict how long it would take to obtain the approval. In addition, Pypo may need to apply for a remedial approval from the CSRC and may be subject to certain administrative or other sanctions from these regulatory agencies.

Further, new rules and regulations or relevant interpretations may be issued from time to time that may require Pypo to obtain retroactive approval from the CSRC in connection with the business combination. If this were to occur, Pypo’s failure to obtain or delay in obtaining the CSRC approval for the business combination would subject Pypo to sanctions imposed by the CSRC and other PRC regulatory agencies. These sanctions could include fines and penalties on Pypo’s operations in China, restrictions or limitations on Pypo’s ability to pay dividends outside of China, and other forms of sanctions that may materially and adversely affect Pypo’s business, results of operations and financial condition.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval is required for the business combination, Pypo may need to apply for a remedial approval from the CSRC and may be subject to certain administrative punishments or other sanctions from these regulatory agencies. New rules and regulations or relevant interpretations may require that Pypo retroactively obtain approval from the CSRC in connection with the business combination. If this were to occur, Pypo’s failure to obtain or delay in obtaining the CSRC approval for the business combination would subject Pypo to sanctions imposed by the CSRC and other PRC regulatory agencies. These sanctions could include fines and penalties on Pypo’s operations in China, restrictions or limitations on Pypo’s ability to pay dividends outside of China, and other forms of sanctions that may materially and adversely affect Pypo’s business, results of operations and financial condition.

The new regulations also established additional procedures and requirements expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. These rules may also require the approval from the Ministry of Commerce where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. Complying with the requirements of the new regulations to complete such transactions could be time-consuming, and any required approval processes, including Ministry of Commerce approval, may delay or inhibit Pypo’s ability to complete such transactions, which could affect Pypo’s ability to expand its business.

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

On December 10, 2008, at a special meeting of the stockholders, the stockholders of Middle Kingdom approved three amendments to the registrant’s Second Amended and Restated Certificate of Incorporation, the effect of which is to (i) eliminate the provision of its certificate of incorporation that purported to prohibit amending its “business combination” provisions; (ii) extend the date before which the Middle Kingdom must complete a business combination from December 13, 2008 to August 31, 2009 to avoid being required to liquidate, and, in connection therewith, authorize Middle Kingdom to amend the trust agreement established in connection with Middle Kingdom’s initial public offering to extend the date by which the trust account must be liquidated from December 13, 2008 to August 31, 2009; and (iii) allow holders of less than 20% of Middle Kingdom’s Class B shares who voted against the three amendments considered at the meeting and elected conversion to convert their Class B Shares into a portion of the funds available in the trust account. The three amendments were approved by a vote of 80.19%, 80.75% and 80.19%, respectively, of the shares of Common Stock and Class B Common Stock, voting as a group at the special meeting.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Series A Units and Series B Units were traded on the OTC Bulletin Board over-the-counter market from December 14, 2006 under the symbols “MKGDU.OB” and “MKGBU.OB,” respectively, until March 13, 2007, when such units were broken into individual components consisting of Common Stock, Class B Common Stock, Class A Warrants, and Class B Warrants, which components commenced trading on the Pink Sheets and on March 14, 2007 such components began trading on the OTC Bulletin Board, under the symbols, “MKGD” (Common Stock), “MKGBB” (Class B Common Stock), “MKGDW” (Series A Warrants), and “MKGBW” (Series B Warrants).

The following table shows the high and low closing prices of our Common Stock, Class B Common Stock, Class A Warrants and Class B Warrants, Series A and Series B Units during the fiscal years ending December 31, 2007 and 2008, as reported in each case by the NASD.

	Series A Units MKGDU.OB		Series B Units MKGBU.OB		Common Stock MKGD		Class B Common Stock MKGBB		Series A Warrants MKGDW		Series B Warrants MKGBW
	High	Low	High	Low	High	Low	High	Low	High	Low	High	Low
First Quarter 2007	$10.50	$7.60	$8.50	$7.91	$6.00	$4.05	$7.60	$7.38	$1.50	$0.75	$1.00	$0.70
Second Quarter 2007	$9.25	$7.30	$8.65	$8.20	$4.05	$2.95	$7.77	$7.55	$1.50	$0.75	$0.77	$0.70
Third Quarter 2007	$10.95	$7.80	$8.60	$8.17	$2.95	$1.70	$7.83	$7.73	$1.05	$0.90	$0.76	$0.50
Fourth Quarter 2007	$10.95	$6.00	$8.95	$8.16	$1.80	$1.10	$7.90	$7.81	$1.05	$1.00	$0.95	$0.46
First Quarter 2008	$8.75	$6.00	$8.90	$8.11	$1.80	$1.10	$8.09	$7.86	$1.05	$0.65	$0.69	$0.25
Second Quarter 2008	$8.25	$4.25	$8.65	$8.11	$1.80	$1.10	$8.10	$7.97	$0.65	$0.65	$0.65	$0.25
Third Quarter 2008	$8.00	$3.00	$8.60	$7.75	$4.90	$1.10	$8.25	$7.85	$0.65	$0.10	$0.50	$0.11
Fourth Quarter 2008	$8.00	$1.11	$8.40	$7.75	$4.00	$4.00	$8.35	$7.05	$0.66	$0.44	$0.65	$0.20

Holders

As of January 14, 2009, there were 10 holders of record of our Common Stock and 1 holder of record of our Class B Common Stock.

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

Purchase of Equity Securities by the Registrant and Affiliated Purchasers

On December 10, 2008 at a special meeting of the Company’s stockholders who approved three amendments to the Company’s Certificate of Incorporation that extended the December 13, 2008 deadline to August 31, 2009, the holders of 348,042 Class B Common Stock, or 10.17% of the Class B Common Stock outstanding, elected to redeem their Class B Common Stock for cash. The 348,042 Class B Common Stock were redeemed by the Company in December, 2008 and immediately cancelled by the Company on redemption. The Company did not repurchase any Common Stock or Class B Common Stock during the fiscal year ending December 31, 2007.

Recent Sales of Unregistered Securities

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

Name	Number of Shares of Common Stock	Series A Units
		Common Stock Underlying Series A Units	Class A Warrants Underlying Series A Unit
High Capital Funding LLC	281,250	51,652	258,260
Bernard J. Tanenbaum III	121,875	10,174	50,870
Michael Marks(1)	121,875	10,174	50,870
MTP Holdings Ltd(2)	75,000	6,261	31,305
Allan Shu Cheuk Lam(3)	75,000	6,261	31,305
Anthony Ng	37,500	3,130	15,650
David A. Rapaport	18,750	2,015	10,075
Fred A. Brasch	18,750	783	3,915

	750,000	90,450	452,250

(1)	These securities are held in the name of Gedeon International Limited. Mr. Marks has voting and dispositive control over these securities.

(2)	These securities are held in the name of MTP Holdings Ltd. and represent the aggregate amount held by Messrs. Yao, Chai, and Ding. Mr. Yao is a director of the Company and Messrs. Chai and Ding are executive officers.

(3)	These securities are held 50% in the name of Supreme Ocean Development Limited of which Mr. Lam has voting and dispositive control, and 50% by Mr. Lam directly.

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

Statement of Operations Data	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	Period from January 17, 2006 (inception) to December 31, 2006	Period from January 17, 2006 (inception) to December 31, 2008
Interest income	$589,126	$1,316,546	$44,680	$1,950,352
General and administrative expenses	$(2,151,253)	$(650,384)	$(137,226)	$(2,938,863)
Profit on sale of investment	$699	$—	$—	$699
Net income (loss) before provision for income taxes	$(1,561,428)	$666,162	$(92,546)	$(987,812)
Income tax expense (benefit)	$(240,000)	$262,896	$—	$22,896
Net (loss) income	$(1,321,428)	$403,266	$(92,546)	$(1,010,708)
Accretion of trust account relating to Class B common stock subject to possible redemption	$56,901	$69,751	$3,858	$130,510
Net income (loss) attributable to Class B common stockholders and Common stockholders	$(1,321,428)	$403,266	$(92,546)	$(1,010,708)
Class B common stock subject to possible redemption	336,018	684,060	659,999
Weighted average number of shares outstanding	4,465,072	4,477,417	886,320
Net loss per share - basic and diluted	$(0.30)	$0.09	$(0.10)

Balance Sheet Data		December 31, 2008	December 31, 2007	December 31, 2006
Cash and cash equivalents		$20,664	$168,915	$2,828
Investments held in trust account		$25,918,923	$28,570,476	$27,229,971
Prepaid insurance and other assets		$46,003	$42,096	$132,197
Income tax refund receivable		$240,000	$—	$—
Total assets		$26,225,590	$28,781,487	$27,364,996
Total current liabilities, including $947,662 (2008 and 2007) and $908,160 (2006) of deferred underwriting fee		$2,699,119	$1,056,948	$1,220,680
Class B common stock, 366,018, 684,060 and 659,999 shares subject to possible redemption, respectively		$2,833,624	$5,710,264	$5,442,250
Total stockholders’ equity		$20,692,847	$22,014,275	$20,702,066
Total liabilities and stockholders’ equity		$26,225,590	$28,781,487	$27,364,996

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

All activities for the period from January 17, 2006 (inception) through December 31, 2008 and through the date of this Form 10-K filing, relate to the Company’s formation, the completion of the Public Offering, the search for a company with whom to effect a Business Combination, the negotiation and preparation of the September 5, 2008 merger agreement with Pypo, the September 15, 2008 filing with the SEC of a registration statement on Form S-4 related to the proposed business combination with Pypo, the December 8, 2008 filing with the SEC of the first amended registration statement on Form S-4 and the January 16, 2009 filing with the SEC of the second amended registration statement on Form S-4.

The Company’s Certificate of Incorporation, prior to an amendment filed on December 10, 2008, as discussed below, provides for mandatory liquidation of the Company, in the event that the Company does not complete a Business Combination within 18 months after the Effective Date of the Public Offering on December 13, 2006, being June 13, 2008 (or within 24 months after the effective date of the Public Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after the effective date of the Public Offering and the Business Combination has not been completed within such 24 month period, being December 13, 2008). On May 23, 2008 the Company issued a press release in connection with its execution of a letter of intent to complete a business combination with a company having its principle operations in China. Pursuant to the Company’s Certificate of Incorporation, execution of the letter of intent affords the Company an extension to complete the business combination, until December 13, 2008. As discussed below, on November 3, 2008 the Company filed with the SEC a preliminary proxy statement for a special meeting of the stockholders of the Company at which the stockholders will be asked to vote to approve amendments to the Company’s Certificate of Incorporation that would extend the December 13, 2008 date by which the Company must complete a Business Combination to August 31, 2009.

On September 5, 2008 the Company signed an Agreement and Plan of Merger, Conversion and Share Exchange (the “merger agreement”) with Pypo. Pypo, a Cayman Islands limited liability company, through its subsidiaries in the China and Hong Kong, is a leading distributor of Samsung wireless communication devices and other related products. The transactions contemplated by the merger agreement would constitute a Business Combination.

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

As a result of the business combination with Pypo, the stockholders of the Company are expected to beneficially own approximately 8.4% of the outstanding ordinary shares of MK Cayman, and the stockholders of Pypo are expected to own beneficially approximately 91.6% of the outstanding ordinary shares of MK Cayman, assuming no conversions of shares into cash from funds available in the Trust Account, and assuming the earn-out is not achieved. If the earn-out is achieved, then the stockholders of the Company are expected to beneficially own approximately 5.7% of the issued and outstanding ordinary shares of MK Cayman, and the Pypo shareholders are expected to beneficially own approximately 94.3% of the issued outstanding ordinary shares of MK Cayman. None of the foregoing percentages reflects the potential effect of an exercise of either the currently outstanding warrants or the warrants to be issued to the Pypo shareholders.

On September 15, 2008 the Company filed a registration statement on Form S-4 containing a prospectus for the transactions contemplated by the merger agreement and a proxy for the special meeting of the Company’s stockholders to vote on the proposed business combination with Pypo. The SEC completed its initial review of the Form S-4 and issued its comments 25 days after the September 15, 2008 filing date on October 10, 2008. On December 8, 2008, the Company filed the first amended registration statement on Form S-4 addressing each of the SEC’s comments received from its initial Form S-4 registration statement filing. The Company received comments from the SEC on the amended Form S-4 on December 19, 2008. On January 16, 2008, the Company filed the second amended registration statement on Form S-4 addressing each of the SEC’s comments received from its first amended Form S-4 registration statement filing. The SEC may have additional comments on the second amended Form S-4 registration statement, which the Company would have to address in another amended Form S-4 registration statement. Once the SEC declares the Form S-4 registration statement effective, the Company will be able to mail the registration statement to its stockholders and schedule the special stockholders meeting to consider the business combination.

Because the Company could not predict with any certainty the length of the SEC review process and because it had to give stockholders sufficient time to review the proxy statement/prospectus prior to the special meeting to consider the business combination with Pypo, the Company concluded that it would not be able to complete the business combination by December 13, 2008. Therefore, on November 3, 2008 the Company filed with the SEC a preliminary proxy statement for a special meeting of its stockholders at which the stockholders would be asked to approve three amendments (the “extension amendments”) to the Company’s Certificate of Incorporation that would have the effect of extending the December 13, 2008 deadline to August 31, 2009. In the preliminary proxy statement, the Company tentatively set the date for the special meeting as December 10, 2008. On November 10, 2008, the Company received comments from the SEC on the preliminary proxy statement to which the Company responded accordingly. On November 25, 2008 the SEC advised the Company that it had completed its limited review of the preliminary proxy statement without any further comments and on November 26, 2008 the Company’s registrar and transfer agent mailed the proxy statement to the Company’s stockholders of record to schedule a special meeting to consider the extension amendments for December 10, 2008. On December 10, 2008, the extension amendments were approved by the common stockholders and the Class B stockholders. As the result of the extension amendments, the Company now has until August 31, 2009 to complete its proposed business combination with Pypo before it must liquidate.

The Company’s Certificate of Incorporation provided that the Company will proceed with a Business Combination only if the holders of a majority of the Class B shares cast at the meeting to approve the Business Combination vote in favor of the Business Combination and Class B stockholders owning less than 20% of the outstanding Class B shares (684,060 shares) vote against the Business Combination and exercise their conversion rights to have their shares redeemed for cash. However, in connection with the special meeting to consider the extension amendments, Class B stockholders who voted against the extension amendment had the right to demand that the Company redeem their Class B shares for cash. The holders of 348,042 Class B shares, or 10.17% of the Class B shares outstanding, elected to redeem their shares for cash, and such shares were redeemed by the Company in December, 2008 for an aggregate of $2,933,542 using the proceeds of the partial sale of investments held in the Trust Account. As a result of these redemptions, the Company will now proceed with a Business Combination only if the holders of less than 336,019 Class B shares (9.82% of the number of Class B shares originally issued and 10.94% of the Class B shares that remain outstanding at December 31, 2008) elected to redeem their shares for cash.

The Company expects to seek stockholder approval of the proposed business combination with Pypo as soon as possible after completion of the SEC review process of the Form S-4 registration statement filed with the SEC in connection with the Pypo business combination. If the Company is unable to complete its proposed business combination with Pypo by August 31, 2009, it will not pursue another Business Combination, and it will liquidate.

Critical Accounting Policies

Investments held in a trust account (“Trust Account”) are invested in United States government securities (“US Securities”) with a maturity of 180 days or less. The US Securities have been classified as held-to-maturity and measured at their amortized cost, which approximates fair value. The excess of fair value (amortized cost) over cost, exclusive of the deferred interest, is considered accrued interest which is included in interest income in the accompanying Statements of Operations. These US Securities are typically purchased at a discount from their face value in order to create a yield which is fixed through their maturity. The sale in December, 2008 of a portion of the securities in the Trust Account to fund the redemption of the shares of Class B common stock redeemed in connection with the special meeting to vote on the extension amendment is not considered by the Company to affect its intent or ability to hold the remaining securities in the Trust Account to maturity as the sale was the result of an isolated and nonrecurring event.

Deferred interest consists of 19.99% of the net interest attributable to the Class B common stockholders through December 10, 2008, and 9.81% of such interest for the period December 11, 2008 to December 31, 2008, after the deduction of a pro-rata share of the gross interest earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest and after the payment of any federal and state taxes due by the Company. Deferred interest is included in the value of the Class B common stock subject to possible redemption, in the accompanying balance sheets.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations

For the fiscal year ending December 31, 2008 we had a net loss of $1,321,428. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $2,151,253 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia of $7,500, owed to several of the officers and directors and/or their affiliated companies. An income tax benefit has been recorded at December 31, 2008 resulting from an expected refund of prior years’ income taxes from the carryback of the 2008 losses against the taxable income for the prior year.

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

For the period from January 17, 2006 (inception) to December 31, 2008 we had a net loss of $1,010,708. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $2,938,863 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia of $7,500, owed or paid to several of the officers and directors and/or their affiliated companies. We also provided for a net $22,896 in income taxes, attributable to taxable income earned in the 2007 calendar year and a tax benefit in the 2008 calendar year resulting from a refund of prior years’ income taxes from the carryback of the 2008 losses against the taxable income for 2007.

The following table summarizes the supplementary quarterly financial data (unaudited) of the Company for the fiscal year ending December 31, 2008 as follows:

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
General and administrative expenses	$313,211	$343,154	$742,402	$752,486
Interest Income	227,058	151,685	134,828	75,555
Net loss	(86,153)	(191,469)	(607,574)	(436,232)
Net loss per share - basic and diluted	$(0.02)	$(0.04)	$(0.14)	$(0.10)

The following table summarizes the supplementary quarterly financial data (unaudited) of the Company for the fiscal year ending December 31, 2007 as follows:

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
General and administrative expenses	$175,678	$142,960	$119,649	$212,097
Interest Income	340,446	327,868	345,467	302,765
Net income	102,524	122,047	131,555	47,140
Net income per share - basic and diluted	$0.02	$0.03	$0.03	$0.01

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

The net proceeds from the sale of our Series A and Series B Units, after deducting certain offering expenses of $1,624,438 including underwriting discounts and commissions and placement fees and the proceeds from the Private Placement were $28,263,302. Of this amount, $28,183,313 or $8.24 per each Series B Unit sold to the public, was placed in the Trust Account, and the remaining proceeds of $79,989 were available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. On December 10, 2008, at a special meeting of the Company’s stockholders, the stockholders approved the amendments whereby the Company extended the time it has to complete its proposed business combination with Pypo from December 13, 2008 to August 31, 2009. In conjunction with the vote on the extension amendments, stockholders owning 348,042 Class B Common Stock elected to redeem their shares for cash, and such shares were redeemed by the Company in December, 2008 for an aggregate of $2,933,542 using the proceeds of the partial sale of investments held in the Trust Account. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest at December 31, 2008. During the fiscal year ending December 31, 2008, we transferred a total of $363,478 from the Trust Account to the operating account, consisting of $329,468 being the Company’s 50% share of the interest earned on the Trust Account for various general and administrative expenses incurred during the quarter and $34,010 for state tax obligations. As of December 31, 2008, there was $25,918,923 or $8.43 per Class B common stock held in the Trust Account, of which up to $1,055,187 will be paid to the underwriters if a Business Combination is consummated, but which will be forfeited if a Business Combination is not consummated or a portion of which will be forfeited if a Business Combination is consummated and less than 9.82% of the number of Class B common stock originally issued and 10.94% of the Class B common stock that remains outstanding at December 31, 2008, of the public stockholders elect to have their Class B common stock redeemed for cash. We will use substantially all of the net proceeds of the Public Offering and Private Placement to acquire a company, including identifying and evaluating prospective acquisition candidates, selecting the Company’s business, and structuring, negotiating and consummating the Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the Company with which we have consummated a Business Combination.

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

        With respect to a Business Combination which is approved and consummated, any Class B common stockholders who votes against the Business Combination may demand that the Company redeem their shares for cash. The conversion price will equal $8.24 per share of Class B common stock, plus a pro-rata share of the net interest earned in the Trust Account after deducting the lesser of $1,200,000 or 50% of the gross interest and after the payment of any federal and state taxes due by the Company. Accordingly, stockholders owning 336,018 or 9.82% of the number of Class B common stock originally issued or 10.94% of the Class B common stock that remains outstanding at December 31, 2008, may seek conversion of their shares in the event of a Business Combination, which amount has been classified as Class B common stock subject to possible redemption in the accompanying December 31, 2008 balance sheet. For each Class B common stock included in the 336,018 or 9.82% of the number of Class B common stock originally issued or 10.94% of the Class B common stock that remains outstanding at December 31, 2008, stockholders who may seek conversion of their shares into cash should a Business Combination be approved, is an amount of $0.32 per Class B common stock of deferred underwriters’ compensation that will be forfeited by the underwriters. Accordingly, at December 31, 2008, $2,833,624 of the net proceeds (including a pro rata share of the net interest earned) from the Public Offering and Private Placement has been classified as common stock subject to possible redemption in the Company’s balance sheet.

If the Company does not complete the Business Combination with Pypo by August 31, 2009, it will begin the process of dissolving, liquidating and winding up its operations, and distributing to its Class B common stockholders the amounts in the Trust Account less certain liabilities as described below. The Company must receive the approval of the Class B common stockholders and the common stockholders (voting as one class) for any such plan of dissolution and distribution. Immediately upon the approval by the Class B common stockholders and the common stockholders of the Company’s plan of dissolution and distribution, the Company will liquidate and distribute the Trust Account to its Class B common stockholders.

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

In addition to the costs associated with the Company’s plan of dissolution and distribution, the Company will be required to make payments or provisions to satisfy all creditors of the Company. The $25,918,923 held in the Trust Account at December 31, 2008 has been invested in a Federal Home Loan Bank discount note, maturing on January 16, 2009 that was purchased at a discount from face value in order to create a yield of 0.789%. On January 16, 2009 the Company re-invested the Trust Account funds in a Federal National Mortgage Association FNMA discount note, maturing on March 16, 2009 that was purchased at a discount from face value in order to create a yield of 0.00%. One half of the interest earned in the Trust Account (prior to the payment of any federal and state taxes due by the Company) up to a maximum of $1,200,000 will be available to the Company to fund legal, accounting and due diligence on prospective acquisitions and continuing general and administrative expenses. At December 31, 2008, the Company had withdrawn a total of $1,021,001 of the interest earned on the Trust Account and could withdraw an additional $178,999 before reaching the maximum allowable amount of $1,200,000. However, due to declining interest rates, the Company is certain that the Trust

Account will not earn sufficient interest through August 31, 2009 to make available the remaining $178,999 distributable to the Company. As of December 31, 2008, the Company had accounts payable to creditors and an outstanding payable to the bank under the Company’s line of credit totaling $1,364,522 and $249,000, respectively. Of the $1,364,522 payable to creditors at December 31, 2008, creditors who are owed $286,604 have waived their right to seek payment from the Trust Account. Creditors who have not waived their right to seek payment from the Trust Account could bring actions against the Company and if they won their cases could potentially proceed against the Trust Account if the Company did not have sufficient funds to pay them, which would reduce the amount distributable to the Class B common stockholders in any liquidation. Under an agreement with the underwriters, the Company’s officers, directors, and initial stockholder have agreed to indemnify the Trust Account from any such third party claims on a several basis, in proportion to their ownership interest in the Series A Units issued in a private placement prior to the Company’s initial public offering. However, because the indemnity is on a several basis, there can be no assurance that all amounts payable to the Company pursuant to the indemnity agreement would in fact be collected by the Company. If creditors bring actions against the Company and win their cases and proceed against the Trust Account and if any amounts payable under the indemnity agreement are not collected, then, to the extent the Company’s expenses exceed the amount the Trust Account can distribute to the Company from its interest income, the per share amount distributable to the Class B common stockholders in any liquidation would be reduced.

After the foregoing costs and expenses have been paid or reserved and the required stockholder approval has been received, the Company will distribute to its Class B common stockholders the amount in the Trust Account. At December 31, 2008 the amount available in the Trust Account would equal approximately $7.96 per Class B common stock after reserving for all amounts due the Company’s creditors, excluding those that have waived their right to seek payment from the Trust Account, the outstanding payable to the bank under the Company’s line of credit and the approximate $125,000 estimated costs associated with the Company’s plan of dissolution and distribution.

It is however possible that the amount payable to our Class B common stockholders could be reduced from the $7.96 discussed above. As a result of declining interest rates as the Company continues to pursue its Business Combination with Pypo, its operational costs will continue to exceed the interest income the Trust Account can distribute to the Company. As a result, the amounts due to creditors, who could proceed against the Trust Account for payment, unless such right has been waived as discussed above, could increase. In addition, the amounts payable to the Class B common stockholders may be further reduced by any other claims against the Company, whether by target companies, vendors, or others. The Company is not presently aware of any such claims.

The holders of common stock will be entitled to receive the balance, if any, of the maximum amount of interest distributable to the Company and not previously distributed, as well as any other remaining net assets, after payment to our Class B common stockholders. The Company does not currently expect that any amounts will be available to distribute to its common stockholders.

As a result of the circumstances discussed above, we may be required to raise additional funds in order to meet the expenditures required for operating our business to complete the Business Combination with Pypo. Such additional funds would most likely be sought through debt securities. There is no assurance that we would be successful in raising additional funds on satisfactory terms, or at all. In November 2008 and December, 2008, certain of the Company’s Officers, Directors and Sponsor advance the Company $137,935. On January 26, 2009, the Sponsor advanced the Company an additional amount of $38,582. The loans are interest free and are repayable upon the consummation of the proposed business combination with Pypo.

Off Balance Sheet Arrangements

Warrants issued in conjunction with our Private Placement and Public Offering are equity linked derivatives and accordingly represent off balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.

On the Closing Date of the Public Offering, Wachovia Bank provided the Company with a line of credit for $250,000 to finance the Company’s general working capital needs, but which does not include any expenses associated with dissolution and liquidation or any amounts that may be due to or reserved for payment to creditors. The line of credit will mature in 24 months from the Closing Date of the Public Offering, being December 19, 2008. On July 1, 2008, Wachovia Bank extended the line of credit from December 19, 2008 to September 1, 2009. Interest is charged at an annual rate of LIBOR plus 2%, which at December 31, 2008 and 2007 was 3.90% and 7.24%, respectively. Interest is payable monthly and the outstanding principal and interest due and payable at maturity. In accordance with the terms of the line of credit, the bank must authorize all distributions to the Company to the extent that the aggregate sum of interest distributed to the Company from the Trust Account exceeds $900,000. In July 2008, August 2008, September 2008, October 2008 and November 2008, Wachovia Bank authorized the distribution to the Company from the Trust Account the Company’s share of the interest earned. At December 31, 2008, the Company had $249,000 outstanding under the line of credit.

Contractual Obligations

The Company does not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

The Company has agreed to pay several of the officers and directors and/or their affiliated companies an aggregate monthly administrative fee of $7,500 for general and administrative services including office space, utilities, and secretarial support in Shanghai, China and Atlanta, Georgia from the Effective Date of the Public Offering through the completion of a Business Combination. The administrative fee of $7,500 per month is allocated among Primus Capital LLC, an affiliate of Mr. Tanenbaum, CEO; Mr. Marks, President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director. At December 31, 2008 and December 31, 2007, the Company had accrued a balance of $45,000 and $0 to the above mentioned officers and directors and/or their affiliated companies.

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

As of December 31, 2008, the net proceeds of our initial public offering are held in trust for the purposes of consummating a business combination. The proceeds held in trust have been invested in “U.S. government securities with maturities of 180 days or less”.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2008, our company conducted an evaluation under the supervision and with the participation of our chief executive officer, chief financial officer, and our Secretary & General Counsel of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) and our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Anthony Ng	59	Chairman of the Board of Directors
Bernard J. Tanenbaum III	52	Chief Executive Officer and Director
Michael Marks	37	President and Director
Alex Chun Yao	43	Executive Vice President and Director
David A. Rapaport	66	Secretary, General Counsel and Director
Allan Shu Cheuk Lam	52	Executive Vice President and Director
Erick Yan Qi Chai	51	Senior Vice President
Harold Zhi Ping Ding	55	Senior Vice President
Fred A. Brasch	51	Chief Financial Officer and Treasurer

Our directors are elected for a term of three years and are divided into three classes, I, II and III. At each annual meeting one class of directors is elected for a three year term. The initial class I, II and III directors have been elected for a three year, two year and one year term respectively.

Anthony Ng is chairman of the board of directors, and a class II director. Mr. Ng is a founder of Cathay Forest Products Inc. (TSX Venture Exchange – CFZ.V) a Chinese forest plantation company which was formed in 2004 to acquire and operate timber producing land, plant specialized fast-growing trees, and to harvest and sell timber though strategic joint ventures. He is currently serving as its chief executive officer. Since 2000, Mr. Ng has represented investor groups from Hong Kong regarding investing in Chinese projects. Mr. Ng serves as a director of privately held VSat Systems, the largest non-state owned satellite company in China. Customers include, inter alia , the Shanghai Welfare Lottery and Equant. He also serves as director of VTech Systems, a solution provider to companies in the Chinese telecommunications industry. From 1999 to 2003, Mr. Ng served as the chief executive officer of Chinaonline International, a global intelligence and information provider. Customers include, inter alia , Volkswagen, Accenture, and Cable & Wireless. In 1987, Mr. Ng emigrated from Hong Kong to Canada and served as an advisor to various trust funds in Hong Kong. From 1987 to 1999, Mr. Ng served as a director of Zeuspac Capital Bancorp a privately held merchant banking firm operating in Toronto and Hong Kong. From 1985 to 1987, Mr. Ng served as president of Sun Siu Kong Group (Hong Kong, China) which in 1985 formed a joint venture with Pabst Blue Ribbon Beer to brew and market Pabst in China. Also during this period Mr. Ng served as a director of Connolly, Hubbard and Wu (Hong Kong, China), an investment consulting firm which provided advice to high net worth persons in the United Kingdom on investing in China. Also by 1985 Mr. Ng had established and was managing one of the top ten stock brokerages in Hong Kong, Kam Sang Securities. Between 1973 and 1977, Mr. Ng taught China Studies at the Chinese University of Hong Kong. In 1972 Mr. Ng obtained a Bachelor degree in Political Science focusing on China studies at Hong Kong University. Mr. Ng is a Canadian citizen residing in Shanghai and is fluent in Mandarin, Cantonese, and English.

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

Michael Marks is our president and a class II director. In January 2003, Mr. Marks founded the China practice of Sonnenblick Goldman, a New York headquartered real estate investment bank established in 1893, and until December 2007 served as China managing director and regional principal of the firm. Sonnenblick Goldman provides a full range of real estate financial services including debt and equity placements, joint ventures, investment sales and real estate advisory services. Since July 18, 2008, Mr. Marks has served as an independent director of Genesis Pharmaceuticals Enterprises, Inc. (GNPH:OTCBB), a leading pharmaceutical company in the Economic Development Zone, Laiyang City, Shandong Province in Northeast China. Since October 2007 Mr. Marks has served as an independent director of China Housing & Land Development, Inc. (CHLN:OTCBB), a developer of residential and commercial property in Shaanxi Province, China. During his eight-year tenure in China, Mr. Marks has served in an advisory role, either as a consultant or investment banker, in over $1.5 billion of transactions, and has worked closely with both international and Chinese institutions. These include, inter alia , The Carlyle Group, Starwood Capital, Lehman Brothers, Goldman Sachs, Dubai Investment Group, Beijing International Trust and Investment Corporation, China Jin Mao Group Company Limited, and Shanghai Investment Group. In September 2002, Mr. Marks founded the Shanghai office of Horwath Asia Pacific, a hotel and tourism advisory firm affiliated with Horwath International, a global accounting and advisory firm. He serves as its director and Shanghai representative. From January 1998 to June 1999, Mr Marks served as a manager of Horwath Asia Pacific in Sydney, Australia. In March 2001, Mr. Marks founded B2Globe, a start-up business in the Asia-Pacific region focusing on outsourcing of systems design, payment processing, risk management, customer service, and marketing from international Internet businesses penetrating the Chinese-language markets in Asia. From March 2001 to August 2002, when B2Globe was sold, Mr. Marks served as its chief executive officer. In June 1999, Mr. Marks joined Metro Education in China and co-founded Metro Corporate Training in Shanghai, China as a joint venture partnership with a Chinese education and training institute, offering corporate training and management development solutions to executives of Chinese and international companies, professionals and students, and served as the group and company’s chief executive officer until February 2001. From June 1999 to November 2004, when a controlling interest in Metro Education was sold, Mr. Marks also served as a director of Metro Education. From January 1995 to January 1998, Mr. Marks worked in the audit, corporate finance and advisory divisions in the Johannesburg, South Africa office of Price Waterhouse. Mr. Marks graduated with a Bachelor of Commerce (Honors) and Masters of Commerce from the University of the Witwatersrand in Johannesburg, South Africa in 1994 and 1997 respectively. In 1998 Mr Marks graduated with a Bachelor of Arts (Psychology) degree from the University of South Africa. In 1997 Mr. Marks qualified as a Chartered Accountant in South Africa, and in 1999 as a Fellow of the Association of International Accountants in the United Kingdom. Since June 1999 Mr. Marks has lived in Shanghai, China. He speaks fluent Mandarin, French and English.

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

David A. Rapaport is secretary, general counsel, and a class I director. For the last 30 years Mr. Rapaport has specialized in capital formation for small to mid-size companies and has held various senior management positions (including chief executive officer) of several public companies, as described below. Since February 1997 Mr. Rapaport has served as executive vice president and general counsel of our principal stockholder, High Capital Funding, LLC, a private investment fund. During his tenure with High Capital Funding, Mr. Rapaport has participated in negotiating and documenting several Chinese investments including, inter alia , the Chinamerica Fund, Shanghai Shining Biotechnology Co., and China Evergreen Environmental Corp. (CEEC). High Capital Funding is also a founding member of the Georgia-China Alliance, a professional association formed in 2004 to promote commerce between companies in Georgia and China. From January 1996 to January 1997, Mr. Rapaport served as a consultant and general counsel to Myriad International, Inc., a development stage company involved in developing affordable housing in Peru. Mr. Rapaport served as executive vice president, general counsel and secretary of Conversion Industries, Inc., a publicly held merchant banking firm from August 1990 to December 1995. From 1975 to August 1990, Mr. Rapaport was an executive officer of National Patent Development Corporation, a diversified company with interests in growth technologies, technical training and engineering support, medical and health care, and consumer products distribution. During his tenure at National Patent Mr. Rapaport also served as an officer and director of several of its publicly held subsidiaries, including, inter alia , General Physics Corporation (GPX), Duratek Corporation (DRTK), and International Hydron Corporation. Mr. Rapaport is a graduate of the St. John’s University School of Law (1966) and practiced corporate law in New York City from 1969 to 1975.

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

Erick Yan Qi Chai is a senior vice president. Since 2000, Mr. Chai has served as the managing director of Yinlian Investment Co., Ltd., an investment and advisory company located in Beijing, China. Clients include, inter alia , Siemens and Hughes. Mr. Chai is also a partner in, and officer of, MTP Partnership, together with Messrs. Yao and Ding. MTP is a firm involved primarily in consulting in business development, merger and acquisition and business restructuring in China. Clients include, inter alia , Siemens, T-Systems of Deutsche Telekom, and Okay Airways (the first privately-owned airline in China) From 2000 to 2002, Mr. Chai served as president of Huaxunheda Datacom Co., Ltd., a security alarming and monitoring systems company in China that is the result of a model program of the China Development and Reform Commission, the China Ministry of Information Industry, the China Ministry of Treasury, and the China Ministry of Public Security. In 1994, Mr. Chai founded Tracon Laboratory in Canada, a bio-engineering research and development company that specializes in products for the Chinese market for the diagnosis of transmitted diseases. In 1997, Mr. Chai co-founded Interhealth (China) and obtained a license for Beijing Toronto International Hospital, which was the first license issued by the Chinese central government for a hospital meeting international standards. This hospital was a joint venture between Beijing Comprehensive Investment Company, owned by the Beijing Municipality, and Interhealth (China). Mr. Chai served as executive vice president of this venture for two years. In 2001 Beijing Toronto International Hospital was sold to Nanjing University Industry Park Co., Ltd. From 1991 through 1994, Mr. Chai lived in Canada and founded STC International Trading Co., which he sold in 1994. From 1983 to 1989, Mr. Chai served in various capacities, including as a business development assistant, manager and China chief representative for Carvax Corporation of Louis Dreyfus, which represented over 15 international companies in China, including companies such as Gerber, EDO Corporation, TUFTCO, Sumitomo, and Jimlar Corporation. Mr. Chai is vice chairman of Foreign Enterprise Service Company (FESCO) Overseas Association. FESCO has approximately 80,000 employees, and is the state-run firm providing comprehensive services to foreign enterprises establishing operations in China. In 1989, Mr. Chai completed an English training program at the University of British Columbia. Mr. Chai graduated from the Beijing University of Foreign Trade and Economics in 1983, majoring in international trade. Mr. Chai was born in China and is a Canadian citizen residing in Beijing. He is fluent in Mandarin and English.

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

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of January 29, 2009 (a) by each person known by us to own beneficially 5% or more of any class of our Common Stock, (b) by each of our Named Executive Officers and our directors and (c) by all executive officers and directors of this company as a group. As of January 29, 2009, there were 4,137,913 shares of our Common Stock issued and outstanding (including 1,065,650 shares of our Common Stock and 3,072,263 shares of our Class B Common Stock). Unless otherwise noted, (i) the address of each of the persons shown is 333 Sandy Springs Circle, Atlanta, GA 30328 and (ii) we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Common Stock		Class B Common Stock		TOTAL
	Number	Percent	Number	Percent	Number	Percent
Bernard J. Tanenbaum III	132,049	12.39%		0.00%	132,049	3.19%
Michael Marks (2)	132,049	12.39%		0.00%	132,049	3.19%
Allan Shu Cheuk Lam (3)	81,261	7.63%		0.00%	81,261	1.96%
Anthony Ng	40,630	3.81%		0.00%	40,630	0.98%
Alex Chun Yao (4)	81,261	7.63%		0.00%	81,261	1.96%
Erick Yan Qi Chai (4)	81,261	7.63%		0.00%	81,261	1.96%
Harold Zhi Ping Ding (4)	81,261	7.63%		0.00%	81,261	1.96%
David A. Rapaport (5)	20,765	1.95%	2,500	0.08%	23,265	0.56%
Fred A. Brasch (5)	20,783	1.95%	1,000	0.03%	21,783	0.53%

All directors and executive officers as a group (9 persons)	508,798	47.75%	3,500	0.11%	512,298	12.37%
High Capital Funding LLC(6)	332,902	31.23%		0.00%	332,902	8.05%
Capital Ally Investments Limited (7)			2,685,200	87.4%	2,685,200	64.9%
ARCH Digital Holdings, Ltd. (8)			2,685,200	87.4%	2,685,200	64.9%

(1)	Unless otherwise indicated, the business address of Messrs. Tanenbaum, Rapaport, and Brasch is 333 Sandy Springs Circle, Suite 223, Atlanta, GA 30328. The business address of Messrs. Marks, Lam, Ng, Yao, Chai, and Ding is Suite 35226, 35th Floor, 1168 Nanjing Road West, Shanghai 200041, People’s Republic of China.

(2)	These securities are held in the name of Gedeon International Limited. Mr. Marks has voting and dispositive control over these securities.

(3)	50% of these securities are held in the name of Supreme Ocean Development Limited. Mr. Lam has voting and dispositive control over these securities.

(4)	These securities are held in the name of MTP Holdings Ltd. and represent the aggregate amount held by Messrs. Yao, Chai, and Ding. Mr. Yao is a director and executive officer of the Company and Messrs. Chai and Ding are executive officers.

(5)	Does not include securities held by High Capital Funding, LLC, of which Messrs. Rapaport and Brasch are affiliates.

(6)	Messrs. Brasch and Rapaport share the voting power of High Capital Funding, LLC with Mr. Frank E. Hart. The business address of High Capital Funding, LLC is 333 Sandy Springs Circle, Suite 230, Atlanta, GA 30328. Messrs. Rapaport and Brasch are affiliates of High Capital Funding, LLC.

(7)	Capital Ally is a British Virgin Islands company. The registered address for Capital Ally is P.O. Box 957 Offshore Incorporation Center, Road Town, Tortola, British Virgin Islands. Until consummation of the business combination, Mr. Samuel Kong (i) shares voting power with Mr. Clement Kwong with respect to 2,685,200 shares of Class B common stock held in the joint account of Capital Ally and ARCH pursuant to an agreement between Capital Ally and ARCH Digital Holdings Ltd. (BVI), and (ii) holds dispositive and investment power with respect to 1,916,132 of those shares of Class B common stock held by Capital Ally. Mr. Kong is the controller and secretary of Golden Meditech, which wholly owns GM Investments, a 50% holder of Capital Ally, and is a director of Capital Ally. Mr. Kwong is a founder and the managing director of ARC Capital Partners Limited, the entity that manages ARC Capital, which wholly owns ARCH. Capital Ally and ARCH hold 67% and 33%, respectively, of the ordinary shares of Pypo.

(8)	ARCH Digital Holdings Ltd. (BVI) is a British Virgin Islands company. The mailing address of ARCH is c/o ARC Advisors (HK) Limited, 13/F, St. John’s Building, 33 Garden Road, Central, Hong Kong. Until consummation of the business combination, Mr. Clement Kwong (i) shares voting power with Mr. Samuel Kong with respect to 2,685,200 shares of Class B common stock held in the joint account of ARCH and Capital Ally pursuant to an agreement between ARCH and Capital Ally, and (ii) holds dispositive and investment power with respect to 769,068 of those shares of Class B common stock held by ARCH. Mr. Kwong is a founder and the managing director of ARC Capital Partners Limited, the entity that manages ARC Capital, which wholly owns ARCH. Mr. Kong is the controller and secretary of Golden Meditech, which wholly owns GM Investments, a 50% holder of Capital Ally, and is a director of Capital Ally. Capital Ally and ARCH hold 67% and 33%, respectively, of the ordinary shares of Pypo.

Our officers, directors and sponsor collectively, beneficially own 20.41% of our aggregate issued and outstanding shares of Common Stock and Class B Common Stock, which votes as one class other than in connection with a proposed business combination for which only the Class B Common Stock votes.

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

The 90,450 shares of Common Stock and the 452,250 Class A Warrants underlying the Series A units, of which 226,125 Class A Warrants will be transferred upon the closing of the Pypo business combination, were purchased by our management and sponsors at $8.00 per unit in a private placement prior to our Initial Public Offering have also been place in escrow with Continental Stock Transfer and Trust Company until the earliest of:

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

Board of Directors Meetings

Our Board of Directors oversees our business affairs. Members of the Board of Directors discussed various business matters informally on numerous occasions and acted by written consent throughout the year 2008, and held four formal meetings during 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

As stated in Item 8 above, Weiser, LLP audited the financial statements of our company for the fiscal year ending December 31, 2008 and 2007 and for the periods from January 17, 2006 (inception) to February 28, 2006, from January 17, 2006 (inception) to June 30, 3006, January 17, 2006 (inception) to September 30, 2006, and January 17, 2006 (inception) to December 31, 2006.

Audit Fees: The aggregate fees billed by Weiser LLP during the fiscal years ended December 31, 2008 and 2007 for professional services for the audit of the financial statements of Middle Kingdom was $155,145 and $92,100, respectively.

Audit-Related Fees: The aggregate fees billed by Weiser LLP during the fiscal years ended December 31, 2008 and 2007 for audit-related fees was $2,748 and $0, respectively. The audit-related services, during fiscal year ended December 31, 2008, consisted of accounting consultation advice.

Tax Fees: The aggregate fees billed by Weiser LLP during the fiscal years ended December 31, 2008 and 2007 for tax compliance, tax advice, or tax planning services was $7,465 and $3,515, respectively.

All Other Fees: Weiser LLP did not provide or bill for, and was not paid for any other services for the fiscal years ended December 31, 2008 and 2007.

The Company’s Board of Directors annually reviews and approves the engagement of the Company’s auditors and approves the fee arrangements with regard to audit services and review of financial statements included in the Company’s Forms 10-Q. All of such fees were approved for 2008 and 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

See Exhibit Index attached to this Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLE KINGDOM ALLIANCE CORP.

Date: February 11, 2009	By:	/s/ Bernard J. Tanenbaum III
Bernard J. Tanenbaum III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bernard J. Tanenbaum III Bernard J. Tanenbaum III	Chief Executive Officer (principal executive officer) and Director	February 11, 2009

/s/ Fred A. Brasch Fred A. Brasch	Chief Financial Officer (principal financial and accounting officer)	February 11, 2009

/s/ Anthony Ng Anthony Ng	Chairman of the Board of Directors	February 11, 2009

/s/ Michael Marks Michael Marks	President and Director	February 11, 2009

/s/ Alex Chun Yao Alex Chun Yao	Executive Vice President and Director	February 11, 2009

/s/ Allan Shu Chuk Lam Allan Shu Chuk Lam	Executive Vice President and Director	February 11, 2009

/s/ David A. Rapaport David A. Rapaport	Secretary, General Counsel and Director	February 11, 2009

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Middle Kingdom Alliance Corp.

We have audited the accompanying balance sheets of Middle Kingdom Alliance Corp. (a development stage company) (the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and for the period from January 17, 2006 (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middle Kingdom Alliance Corp. (a development stage company) as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31, 2008 and 2007 and for the period from January 17, 2006 (date of inception) to December 31, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company will be required to commence its liquidation if a business combination is not consummated by August 31, 2009. This uncertainty raises substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEISER LLP

New York, New York

February 11, 2009

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$20,664	$168,915
Investments held in trust account	25,918,923	28,570,476
Income tax refund receivable	240,000	—
Prepaid insurance and other assets	46,003	42,096

Total current assets	$26,225,590	$28,781,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,364,522	$109,286
Bank line of credit	249,000	—
Shareholders loans	137,935	—
Due to underwriters	947,662	947,662

Total current liabilities	2,699,119	1,056,948

Commitments:
Class B common stock, $.001 par value, 366,018 and 684,060 shares subject to possible redemption	2,833,624	5,710,264

Stockholders’ Equity:
Preferred stock - $.001 par value;
Authorized 1,000,000 shares; none issued	$—	$—
Common stock - $.001 par value;
Authorized 15,000,000 shares; issued and outstanding 1,065,650	1,065	1,065
Class B common stock - $.001 par value;
Authorized 5,000,000 shares; issued and outstanding 3,072,263 and 3,420,305	3,072	3,420
(includes 366,018 and 684,060 shares subject to possible redemption)
Additional paid-in capital	21,699,418	21,699,070
(Accumulated deficit) retained earnings during the development stage	(1,010,708)	310,720

Total stockholders’ equity	20,692,847	22,014,275

Total liabilities and stockholders’ equity	$26,225,590	$28,781,487

The accompanying notes and report of independent registered public accounting firm should be read in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF OPERATIONS

	For the Year Ended		Period from January 17, 2006 (inception) to December 31, 2008
	December 31, 2008	December 31, 2007
Operating expenses:
General, administrative and legal	$(2,151,253)	$(650,384)	$(2,938,863)

Loss from operations	(2,151,253)	(650,384)	(2,938,863)
Profit on sale of investment	699	—	699
Interest income	589,126	1,316,546	1,950,352

(Loss) income before provision for income taxes	(1,561,428)	666,162	(987,812)
Income tax benefit (expense) - current	240,000	(262,896)	(22,896)

Net (loss) income	$(1,321,428)	$403,266	$(1,010,708)

Weighted average number of shares outstanding	4,465,072	4,477,417

Net (loss) income per share - basic	$(0.30)	$0.09

Net (loss) income per share - diluted	$(0.30)	$0.09

The accompanying notes and report of independent registered public accounting firm should be read in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Class B Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings During the Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
January 17, 2006 (inception)		$—		$—	$—	$—	$—
Issuances of common stock for cash to founders at $.03 per share (from February 15, 2006 to September 30, 2006)	750,000	750			21,750		22,500
Issuances of Series A units for cash to founders at $8.00 per unit (from February 15, 2006 to September 30, 2006)	90,450	90			723,510		723,600
Sale of Series A units, net of underwriters’ discount and offering expenses on December 19, 2006	198,000	198			1,532,397		1,532,595
Sale of Series B units, net of underwriters’ discount and offering expenses on December 19, 2006 (includes shares subject to possible redemption)			3,300,000	3,300	23,950,909		23,954,209
Proceeds from the issuance of an underwriters’ option					100		100
Reclassification of amounts subject to possible redemption of 659,999 Class B common shares					(5,438,392)		(5,438,392)
Net loss						(92,546)	(92,546)

Balance - December 31, 2006	1,038,450	1,038	3,300,000	3,300	20,790,274	(92,546)	20,702,066
Sale of Series A units, net of underwriters’ discount and offering expenses on January 5, 2007	27,200	27			210,435		210,462
Sale of Series B units, net of underwriters’ discount and offering expenses on January 26, 2007 (includes shares subject to possible redemption)			120,305	120	894,554		894,674
Reclassification of amounts subject to possible redemption of an additional 24,061 Class B common stock for a total of 684,060 Class B common shares					(198,263)		(198,263)
Overpayment of NASD filing fees refunded					2,070		2,070
Net Income						403,266	403,266

Balance - December 31, 2007	1,065,650	1,065	3,420,305	3,420	21,699,070	310,720	22,014,275
Redemption and cancellation of 348,042 Class B common shares			(348,042)	(348)	348		—
Net loss						(1,321,428)	(1,321,428)

Balance - December 31, 2008	1,065,650	$1,065	3,072,263	$3,072	$21,699,418	$(1,010,708)	$20,692,847

The accompanying notes and report of independent registered public accounting firm should be read in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF CASH FLOWS

	For the Year Ended		For the Period from January 17, 2006 (inception) to December 31, 2008
	December 31, 2008	December 31, 2007
Cash flows from operating activities:
Net (loss) income	$(1,321,428)	$403,266	$(1,010,708)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Decrease (increase) value of trust account	15,019	(838)	(24,399)
Deferred interest income included in shares subject to redemption	56,901	69,751	130,510
Changes in operating assets and liabilities:
Prepaid insurance and other assets	(3,907)	90,101	(46,003)
Income tax refund receivable	(240,000)	—	(240,000)
Accounts payable and accrued liabilities	1,255,236	(193,234)	1,364,522

Net cash (used in) provided by operating activities	(238,179)	369,046	173,922

Cash flows from investing activities:
Purchase of investment in trust account, net	2,636,535	(1,339,667)	(25,894,523)

Net cash provided by (used in) investing activities	2,636,535	(1,339,667)	(25,894,523)

Cash flows from financing activities:
Proceeds from common stock to founders	—	—	22,500
Proceeds from Series A units to founders	—	—	723,600
Proceeds from Series A and Series B units sold	—	1,146,708	27,541,672
Proceeds from issuance of an underwriters’ option	—	—	100
Proceeds from bank line of credit	294,000	140,000	444,000
Proceeds from shareholders loans	137,935	—	137,935
Repayment of bank line of credit	(45,000)	(150,000)	(195,000)
Redemption of Class B common shares	(2,933,542)	—	(2,933,542)

Net cash (used in) provided by financing activities	(2,546,607)	1,136,708	25,741,265

Net (decrease) increase in cash	(148,251)	166,087	20,664
Cash and cash equivalents at beginning of period	168,915	2,828	—

Cash and cash equivalents at end of period	$20,664	$168,915	$20,664

Supplemental disclosure of non-cash financing activities:
Accrual of deferred underwriting fees	$—	$39,502	$947,662

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,228	$377	$6,605

Income taxes	$—	$281,891	$281,890

The accompanying notes and report of independent registered public accounting firm should be read in conjunction with the financial statements.

Note 1 — Organization and Proposed Business Operations

Middle Kingdom Alliance Corp. (a development stage company) (the “Company”) was incorporated in Delaware on January 17, 2006. The Company was formed to complete a merger, capital stock exchange, asset purchase or other similar business combination (“Business Combination”) with a company in an unspecified industry with principal or substantial operations in the People’s Republic of China (“China”). Such company would be small enough to allow the Company to acquire a material minority investment and large enough to have the organizational and financial infrastructure to operate as a public company. The Company has neither engaged in any operations nor generated any operating revenue to date. At December 31, 2008, the Company had not yet commenced any operations. All activity through December 31, 2008 relates to the Company’s formation, private placement and public offerings and its efforts to complete a Business Combination. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on December 13, 2006. The Company completed a private placement (the “Private Placement”) in February 2006 and received net proceeds of $723,600. The Company consummated the Public Offering on December 19, 2006 and received proceeds of $26,394,963, net of underwriters discount of $1,119,360 and offering expenses of $469,677. On January 4, 2007, and January 26, 2007, the underwriters exercised a portion of their over-allotment option from which the Company received proceeds of $1,144,639, net of underwriters discount of $35,401. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement and the Public Offering (collectively the “Offerings”) (as described in Note 4), although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a Business Combination with a company with principal or substantial operations in China.

The Company’s Certificate of Incorporation, prior to an amendment filed on December 10, 2008 as discussed below, provided for mandatory liquidation of the Company, in the event that the Company does not complete a Business Combination within 18 months after the Effective Date of the Public Offering on December 13, 2006, being June 13, 2008 (or within 24 months after the effective date of the Public Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after the effective date of the Public Offering and the Business Combination has not been completed within such 24 month period, being December 13, 2008). On May 23, 2008 the Company issued a press release in connection with its execution of a letter of intent to complete a business combination with a company having its principle operations in China. Pursuant to the Company’s Certificate of Incorporation, execution of the letter of intent affords the Company an extension to complete the business combination, until December 13, 2008.

As described in Note 3, on September 5, 2008 the Company signed an Agreement and Plan of Merger, Conversion and Share Exchange with Pypo Digital Company Limited (“Pypo or Pypo Cayman”). Pypo, a Cayman Islands limited liability company, through its subsidiaries in China and Hong Kong, is a leading distributor of Samsung wireless communication devices and other related products. The transactions contemplated by the merger agreement would constitute a Business Combination.

On September 15, 2008 the Company filed a registration statement on Form S-4 containing a prospectus for the transactions contemplated by the merger agreement and a proxy for the special meeting of the Company’s stockholders to vote on the proposed business combination with Pypo. The SEC has completed its initial review of the Form S-4 and issued its comments 25 days after the September 15, 2008 filing date on October 10, 2008. On December 8, 2008, the Company filed the first amended registration statement on Form S-4 addressing each of the SEC’s comments received from its initial Form S-4 registration statement filing. The Company received comments from the SEC on the amended Form S-4 on December 19, 2008. On January 16, 2009, the Company filed a second amendment to the Form S-4 addressing each of the SEC’s comments received from its first amended Form S-4 registration statement filing. The SEC may have additional comments on the second amended Form S-4 registration statement, which the Company would have to address in another amended Form S-4 registration statement. Once the SEC declares the Form S-4 registration statement effective, the Company will be able to mail the registration statement to its stockholders and schedule the special stockholders meeting to consider the business combination.

Because the Company could not predict with any certainty the length of the SEC review process and because it had to give stockholders sufficient time to review the proxy statement/prospectus prior to the special meeting to consider the business combination with Pypo, the Company concluded that it would not be able to complete the business combination by December 13, 2008. Therefore, on November 3, 2008 the Company filed with the SEC a preliminary proxy statement for a special meeting of its stockholders at which the stockholders would be asked to approve three amendments (the “extension amendments”) to the Company’s Certificate of Incorporation that would extend the December 13, 2008 deadline to August 31, 2009. In the preliminary proxy statement, the Company tentatively set the date for the special meeting as December 10, 2008. On November 10, 2008, the Company received comments from the SEC on the preliminary proxy statement to which the Company responded accordingly. On November 25, 2008 the SEC advised the Company that it had completed its limited review of the preliminary proxy statement without any further comments and on November 26, 2008 the Company’s registrar and transfer agent mailed the proxy statement to the Company’s stockholders of record to schedule a special meeting to consider the extension amendments for December 10, 2008. During the period from November 26, 2008 to the special stockholders meeting on December 10, 2008, Capital Ally Investments Limited (“Capital Ally”) together with ARCH Digital Holdings, Ltd. (“ARCH”), purchased 2,685,200 of the Company’s Class B Common Stock for an ownership interest of 87.40% of the outstanding Class B Common Stock at December 31, 2008. Capital Ally and ARCH hold 67% and 33%, respectively, of the ordinary shares of Pypo. On December 10, 2008, the extension amendments were approved by the common stockholders and the Class B stockholders. As the result of the extension amendments, the Company now has until August 31, 2009 to complete its proposed business combination with Pypo before it must liquidate. If the Company is unable to complete its proposed business combination with Pypo it will not pursue another Business Combination, and it will liquidate.

With respect to a Business Combination which is approved and consummated, any Class B common stockholders who votes against the Business Combination may demand that the Company redeem their shares for cash. The conversion price will equal $8.24 per share of Class B common stock, plus a pro-rata share of the interest earned in the Trust Account (see below) in excess of the lesser of $1,200,000 or 50% of such interest (prior to the payment of any federal and state taxes due by the Company). Such amount aggregates approximately $8.43 per share and $8.35 per share at December 31, 2008 and 2007.

The Company’s Certificate of Incorporation provided that the Company will proceed with a Business Combination only if the holders of a majority of the Class B shares cast at the meeting to approve the Business Combination vote in favor of the Business Combination and Class B stockholders owning less than 20% of the outstanding Class B shares (684,060 shares) vote against the Business Combination and exercise their conversion rights to have their shares redeemed for cash. However, in connection with the special meeting to consider the extension amendments, Class B stockholders who voted against the extension amendment had the right to demand that the Company redeem their Class B shares for cash. The holders of 348,042 Class B shares, or 10.17% of the Class B shares outstanding, elected to redeem their shares for cash, and such shares were redeemed by the Company in December, 2008 for an aggregate of $2,933,542 using the proceeds of the partial sale of investments held in the Trust Account.

As a result of these redemptions, the Company will now proceed with a Business Combination only if the holders of less than 336,019 Class B shares (9.82% of the number of Class B shares originally issued and 10.94% of the Class B shares that remain outstanding at December 31, 2008) elected to redeem their shares for cash. In connection with the vote required for any Business Combination, all our officers, directors and sponsor have agreed to vote any Class B common stock owned by them prior to the public offering in accordance with the majority of the Class B shares voted by the public Class B stockholders.

Accordingly, the amount that would be payable for the redemption of the 336,018 Class B shares (684,060 shares at December 31, 2007) by Class B stockholders electing redemption in the event of a Business Combination has been classified as Class B common stock subject to possible redemption in the accompanying Balance Sheets.

The amounts of $25,918,923 and $28,570,476 are being held in a trust account (“Trust Account”) at December 31, 2008 and December 31, 2007, respectively, and invested until the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The investments held by the Trust Account at December 31, 2008 and 2007 were as follows (see Note 2):

December 31, 2008	Face amount	Original cost	Fair value	Maturity date
Federal Home Loan Bank discount note	25,928,000	$25,894,521	$25,922,555	January 16, 2009

December 31, 2007
Federal Home Loan Bank discount note	28,738,000	$28,530,827	$28,613,851	February 20, 2008

On January 16, 2009, the Company instructed the Trustees for the Trust Account to re-invest the proceeds from the maturing Federal Home Loan Bank discount note in a Federal National Mortgage Association discount note (“Fannie Mae”), maturing on March 16, 2009. The Fannie Mae has a yield of 0.00% per annum.

The amount in the Trust Account includes $1,055,187 and $1,166,561 of contingent underwriting compensation (the “Compensation”) at December 31, 2008 and December 31, 2007, respectively. If no additional Class B shares are redeemed for cash in connection with a Business Combination, then the underwriter will be entitled to receive the entire Compensation upon the consummation of a Business Combination. The underwriter will forfeit $.32 of Compensation for each share of Class B stock that is redeemed for cash in connection with a Business Combination, and the underwriter will forfeit all of the Compensation if the Company does not consummate a Business combination and liquidates. The deferred underwriting fees of $107,526 at December 31, 2008 and $218,900 at December 31, 2007 related to the number of shares of Class B stock that are subject to redemption are included in the balance of Class B common stock subject to redemption in the accompanying Balance Sheet. The deferred underwriting fees applicable to the remaining shares of Class B common stock are reflected as due to underwriters in the accompanying Balance Sheet.

One half of the interest earned in the Trust Account (prior to the payment of any federal and state taxes due by the Company) up to a maximum of $1,200,000 will be available to the Company to fund legal, accounting and continuing general and administrative expenses. At December 31, 2008, the Company had withdrawn a total of $1,021,001 of the interest earned on the Trust Account. At

December 31, 2008, a balance of $178,999 may be withdrawn by the Company before reaching the maximum allowable amount of $1,200,000. However, due to declining interest rates, the Company believes that the Trust Account will not earn sufficient interest through August 31, 2009 to make available the remaining $178,999 distributable to the Company.

As of December 31, 2008, the Company had accounts payable to creditors and an outstanding payable to the bank under the Company’s line of credit totaling $1,364,522 and $249,000, respectively. Of the $1,364,522 payable to creditors at December 31, 2008, creditors who are owed $286,604 have waived their right to seek payment from the Trust Account. Creditors who have not waived their right to seek payment from the Trust Account could bring actions against the Company and if they won their cases could potentially proceed against the Trust Account if the Company did not have sufficient funds to pay them, which would reduce the amount distributable to the Class B common stockholders in any liquidation. Under an agreement with the underwriters, the Company’s officers, directors, and initial stockholder have agreed to indemnify the Trust Account from any such third party claims on a several basis, in proportion to their ownership interest in the Series A Units issued in a private placement prior to the Company’s initial public offering. However, because the indemnity is on a several basis, there can be no assurance that all amounts payable to the Company pursuant to the indemnity agreement would in fact be collected by the Company. If creditors bring actions against the Company and win their cases and proceed against the Trust Account and if any amounts owed to the Company under the indemnity agreement are not collected, then, to the extent the Company’s expenses exceed the amount the Trust Account can distribute to the Company from its interest income, the per share amount distributable to the Class B common stockholders in any liquidation would be reduced.

In the event of the liquidation of the Company, after the foregoing costs and expenses have been paid or reserved and the required stockholder approval has been received, the Company will distribute to its Class B common stockholders the amount in the Trust Account. At December 31, 2008, the amount available in the Trust Account would equal approximately $7.96 per Class B common stock after reserving for all amounts due the Company’s creditors, excluding those that have waived their right to seek payment from the Trust Account, the outstanding payable to the bank under the Company’s line of credit and the approximate $125,000 estimated costs associated with the Company’s plan of dissolution and distribution.

It is, however possible, that the amount payable to our Class B common stockholders could be reduced from the$7.96 discussed above. As a result of declining interest rates as the Company continues to proceed with the completion of the proposed business combination with Pypo, its operational costs will continue to exceed the interest income the Trust Account can distribute to the Company. As a result, the amounts due to creditors, who could proceed against the Trust Account for payment, unless such right has been waived as discussed above, could increase. In addition, the amounts payable to the Class B common stockholders may be further reduced by any other claims against the Company, whether by target companies, vendors, or others. The Company is not presently aware of any such claims at the time of this Form 10-K filing.

The holders of common stock will be entitled to receive the balance, if any, of the maximum amount of interest distributable to the Company and not previously distributed, as well as any other remaining net assets, after payment to our Class B common stockholders. The Company does not currently expect that any amounts will be available to distribute to its common stockholders.

As a result of the circumstances discussed above, the Company has raised additional funds in order to meet the expenditures required for operating its business to complete the business combination with Pypo. In December, 2008, certain of the Company’s Officers, Directors and Sponsor advanced the Company $137,935 in the form of an interest free loan to be repaid at the consummation of the business combination with Pypo (see Note 7). To the extent required, additional financing may be more difficult to obtain due to the current economic slowdown.

Note 2 — Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company will be required to commence its liquidation if a business combination is not consummated by August 31, 2009. This uncertainty raises substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and cash equivalents:

The Company has defined cash and cash equivalents as highly liquid investments with original maturities of less than ninety days. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. As of December 31, 2008 and 2007, there is $0 and $68,915 in excess of FDIC insurance limits. The Company has not experienced any losses in such accounts.

Net income (loss) per common share:

Net income (loss) per share has been computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share give effect to dilutive options and warrants outstanding during the period. No effect has been given to potential issuances of common shares, aggregating 5,777,355 at December 31, 2008 and 2007 from warrants or the underwriters purchase option in the computation of the diluted income (loss) per share, as the outstanding warrants and underwriters purchase option are contingently exercisable, commencing on the later of the consummation by the Company of a Business Combination or December 13, 2007.

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

Investments held in trust account:

Investments held in trust are invested in United States government securities (“US Securities”) with a maturity of 180 days or less. The US Securities have been classified as held-to-maturity and measured at their amortized cost, which approximates fair value (see Note 1). The excess of fair value (amortized cost) over cost, exclusive of the deferred interest described below, is considered accrued interest which is included in interest income in the accompanying Statements of Operations. These US Securities are typically purchased at a discount from their face value in order to create a yield which is fixed through their maturity.

In December, 2008 the Company sold a portion of the securities in the Trust Account to fund the redemption of the shares of Class B common stock redeemed in connection with the special meeting to vote on the extension amendment (see Note 1). The Company does not believe that the sale affects its intent or ability to hold the remaining securities in the Trust Account to maturity as the sale was the result of an isolated and nonrecurring event.

Deferred interest:

Deferred interest represents the portion of the interest earned on the investments in the Trust Account that is credited to the carrying amount of the Class B common stock subject to possible redemption. The amount of interest treated as deferred interest consists of 19.99% of the interest attributable to the Class B common stockholders through December 10, 2008, and 9.82% of such interest for the period December 11, 2008 to December 31, 2008. The interest income attributable to the Class B common stockholders is computed as total interest income earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest prior to the payment of any federal and state taxes due by the Company. Deferred interest of $130,510 and $73,309 is included in the value of the Class B common stock subject to possible redemption at December 31, 2008 and December 31, 2007, respectively, in the accompanying Balance Sheets.

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

Note 3 — Proposed Merger with Pypo

On September 5, 2008, the Company signed an Agreement and Plan of Merger, Conversion and Share Exchange (the “merger agreement”) with Pypo Digital Company Limited (“Pypo or Pypo Cayman”). Pypo, a Cayman Islands limited liability company, through its subsidiaries in China and Hong Kong, is a distributor of Samsung wireless communication devices and other related products. The transactions contemplated by the merger agreement would constitute a Business Combination.

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

As a result of the business combination with Pypo, the stockholders of the Company are expected to beneficially own approximately 8.4% of the outstanding ordinary shares of MK Cayman, and the stockholders of Pypo are expected to own beneficially approximately 91.6% of the outstanding ordinary shares of MK Cayman, assuming no conversions of shares into cash from funds available in the Trust Account, and assuming the earn-out is not achieved. If the earn-out is achieved, then the stockholders of the Company are expected to beneficially own approximately 5.7% of the issued and outstanding ordinary shares of MK Cayman, and the Pypo shareholders are expected to beneficially own approximately 94.3% of the issued outstanding ordinary shares of MK Cayman. None of the foregoing percentages reflects the potential effect of an exercise of either the currently outstanding warrants, the warrants to be issued to the Pypo shareholders or the option to purchase Series A Units and Series B Units by the Representative of the underwriters.

On September 15, 2008 the Company filed a registration statement on Form S-4 containing a prospectus for the transactions contemplated by the merger agreement and a proxy for the special meeting of the Company’s stockholders to vote on the proposed business combination with Pypo. The SEC has completed its initial review of the Form S-4 and issued its comments 25 days after the September 15, 2008 filing date on October 10, 2008. On December 8, 2008, the Company filed the first amended registration statement on Form S-4 addressing each of the SEC’s comments received from its initial Form S-4 registration statement filing. The Company received comments from the SEC on the amended Form S-4 on December 19, 2008. On January 16, 2009, the Company filed a second amendment to the Form S-4 addressing each of the SEC’s comments received from its first amended Form S-4 registration statement filing. The SEC may have additional comments on the second amended Form S-4 registration statement, which the Company would have to address in another amended Form S-4 registration statement. Once the SEC declares the Form S-4 registration statement effective, the Company will be able to mail the registration statement to its stockholders and schedule the special meeting stockholders meeting to consider the business combination.

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

Note 4 — Offerings

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

Note 5 — Accounts payables and accrued liabilities

Accounts payable and accrued liabilities at December 31, 2008 and December 31, 2007, consist of the following:

	December 31, 2008	December 31, 2007
Audit fees	$151,671	$78,000
Legal fees	896,079
Management fees	45,000
Other accrued expenses	271,772	31,286

	$ 1,364,522	$ 109,286

Note 6 — Bank Line of Credit

On December 19, 2006, Wachovia Bank provided the Company with a line of credit for $250,000 to finance the Company’s general working capital needs. At December 31, 2008 and December 31, 2007, the Company had $249,000 and $0 outstanding under the line of credit, respectively.

The line of credit was initially established to mature in 24 months from the date of the Public Offering, on December 19, 2008. On July 1, 2008, Wachovia Bank extended the line of credit from December 19, 2008 to September 1, 2009. Interest is charged at LIBOR plus 2% per annum, which at December 31, 2008 and December 31, 2007 was 3.90% and 7.24%, respectively, with interest payable monthly and the outstanding principal and interest due and payable at maturity.

In accordance with the terms of the line of credit, the bank must authorize all distributions to the Company to the extent that the aggregate sum of interest distributed to the Company from the Trust Account exceeds $900,000. In July 2008, August 2008, September 2008 and November 2008, Wachovia Bank authorized the distribution to the Company from the Trust Account the Company’s share of the interest earned up to the $1,200,000 limit discussed in Note 1.

Note 7 — Related Party Transaction

The Company has agreed to pay several of the officers and directors and/or their affiliated companies an aggregate monthly fee of $7,500 for general and administrative services including office space, utilities, and secretarial support in Shanghai, China and Atlanta, Georgia from the Effective Date of the Public Offering through the completion of a Business Combination. The administrative fee of $7,500 per month is allocated among Primus Capital LLC, an affiliate of Mr. Tanenbaum, CEO; Mr. Marks, President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director. At December 31, 2008 and December 31, 2007, the Company accrued a balance of $45,000 and $0, respectively, to the above mentioned officers and directors and/or their affiliated companies.

In November and December, 2008, certain of the Company’s Officers, Directors and Sponsor advanced the Company $137,935. The loans are interest free and are repayable upon the consummation of the proposed business combination with Pypo (see Note 3). On January 26, 2009, the Sponsor advanced the Company an additional amount of $38,582 on the same terms and conditions as the advances made in November and December 2008.

Note 8 — Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors. At December 31, 2008 and December 31, 2007, no preferred shares were issued and outstanding.

Note 9 — Income Taxes

The provision for income tax (benefit) expense consists of the following:

	December 31,
	2008	2007
Current - Federal	$(200,000)	$223,459
Current - State and Local	(40,000)	39,437
Deferred - Federal	—	—
Deferred - State and Local	—	—

Total	$(240,000)	$262,896

The income tax benefit in 2008 results from a refund of prior years’ income taxes from the carryback of the 2008 losses against the taxable income for prior year.

The Company’s deferred tax assets are as follows:

	December 31,
	2008	2007
Benefit of net operating loss carryforwards	$323,000	—
Valuation allowance	(323,000)	—

Net deferred tax assets	$—	$—

At December 31, 2008 the Company has net operating loss carryforwards of approximately $850,000 available to reduce income taxes on future years’ taxable income. The Company has provided a valuation allowance of 100% of the future benefit of its net operating loss carryforwards as management is not able to conclude that the future realization of the net operating loss carryforwards is more likely than not.

The following reconciles the Company’s effective tax rates to the statutory income tax rates:

	December 31,
	2008	2007
Statutory federal income tax rate	-34%	34%
State and local income taxes	-4%	4%
Deferred tax asset valuation allowance	22%	-3%

Effective tax rate	-16%	35%

Note 10 — Summarized Quarterly Data (unaudited)

Financial information for each quarter for the years ended December 31, 2008 and December 31, 2007 is as follows:

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Loss from operations	$(313,211)	$(343,154)	$(742,402)	$(752,486)
Profit on sale of investment	—	—	—	699
Interest Income	227,058	151,685	134,828	75,555
Loss before provision for income taxes	(86,153)	(191,469)	(607,574)	(676,232)
Provision for income tax benefit - current	—	—	—	240,000
Net loss	$(86,153)	$(191,469)	$(607,574)	$(436,232)
Weighted average number of shares outstanding	4,485,955	4,485,955	4,485,955	4,402,425
Net loss per share - basic	$(0.02)	$(0.04)	$(0.14)	$(0.10)
Net loss per share - diluted	$(0.02)	$(0.04)	$(0.14)	$(0.10)

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Loss from operations	$(175,678)	$(142,960)	$(119,649)	$(212,097)
Interest Income	340,446	327,868	345,467	302,765
Income before provision for income taxes	164,768	184,908	225,818	90,668
Provision for income tax (expense) - current	(62,244)	(62,861)	(94,263)	(43,528)
Net income	$102,524	$122,047	$131,555	$47,140
Weighted average number of shares outstanding	4,450,087	4,485,955	4,485,955	4,485,955
Net income per share - basic	$0.02	$0.03	$0.03	$0.01
Net income per share - diluted	$0.02	$0.03	$0.03	$0.01

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, Conversion and Share Exchange by and among Middle Kingdom Alliance Corp., MK Arizona Corp., Pypo Digital Company Limited, Pypo Holdings (HK) Company Limited, Beijing Pypo Technology Group Company Limited, ARCH Digital Holdings Limited and Capital Ally Investments Limited.(5)

2.2	Amendment No. 1 to Agreement and Plan of Merger, Conversion and Share Exchange (7)

3.1	Amended and Restated Certificate of Incorporation (3)

3.2	Amendment to Amended and Restated Certificate of Incorporation (6)

3.2	By-laws (2)

4.1	Specimen Series A Unit Certificate (3)

4.2	Specimen Series B Unit Certificate (3)

4.3	Specimen Common Stock Certificate (3)

4.4	Specimen Class B Stock Certificate (3)

4.5	Specimen Series A Warrant Certificate (3)

4.6	Specimen Series B Warrant Certificate (3)

4.7	Purchase Option granted to the Representative of the Underwriters dated December 19, 2006 (1)

4.8	Class A Warrant Agreement between Continental Stock Transfer and Trust Company and the Company dated December 19, 2006 (1)

4.9	Class B Warrant Agreement between Continental Stock Transfer and Trust Company and the Company dated December 19, 2006 (1)

10.1	Letter Agreement among the Company, Newbridge Securities, Corp. I-Bankers Securities, Inc., Westminster Securities Corporation, and certain stockholders, officers and directors of the Company dated December 19, 2006 (1)

10.2	Investment Management Trust Agreement between Continental Stock Transfer and Trust Company and the Company dated December 19, 2006, as amended January 9, 2007 (1)

10.3	Securities Escrow Agreement between the Company, Continental Stock Transfer and Trust Company and the Initial Stockholders of the Company dated December 19, 2006 (1)

10.4	Registration Rights Agreement among the Company and the Initial Stockholders of the Company dated December 19, 2006 (1)

10.5	Letter Agreement among Primus Capital LLC, Michael Marks, MTP Holdings LLC, Allan Lam, and the Company dated December 19, 2006 (1)

10.6	Wachovia Bank June 30, 2006 Credit Line Term Sheet and December 19, 2006 Promissory Note (1)

10.7	Form of Voting Agreement among MK Cayman, representatives of Middle Kingdom, and the Pypo shareholders (5)

10.8	Form of Lock-Up Agreement with the Pypo shareholders (5)

10.9	Form of Registration Rights Agreement among MK Cayman and the Pypo shareholders (5)

10.10	Employment Agreement between Kuo Zhang and Pypo Cayman, dated September 5, 2008 (5)

10.11	Employment Agreement between Dongping Fei and Pypo Cayman, dated September 5, 2008 (5)

10.12	Employment Agreement between Hengyang Zhou and Pypo Beijing, dated September 5, 2008 (5)

10.13	Employment Agreement between Francis Wan and Pypo Beijing, dated September 5, 2008 (5)

14	Code of Ethics (4)

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification (Bernard J. Tanenbaum III) (8)

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification (Fred A. Brasch) (8)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Bernard J. Tanenbaum III) (8)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Fred A. Brasch) (8)

(1)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006

(2)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (333-133475) filed on April 21, 2006.

(3)	Previously filed as an Exhibit to Amendment # 6 of the Company’s Registration Statement on Form S-1 (333-133475) filed on November 13, 2006.

(4)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

(5)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 11, 2008

(6)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 10, 2008

(7)	Filed as Annex B of the proxy statement/prospectus included in the Form S-4 (file number 333-153492) filed on January 20, 2009 by MK Arizona Corp.

(8)	Filed herewith.