Form 10-K/A
period 2008-12-31
Middle Kingdom Alliance Corp.
filed 2009-05-14
CIK 1360244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K/A, the terms “we,” “us,” “our,” and “our company” refer to Middle Kingdom Alliance Corp. (“Middle Kingdom”), a Delaware corporation.

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

Statement of Operations Data	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	Period from January 17, 2006 (inception) to December 31, 2006	Period from January 17, 2006 (inception) to December 31, 2008
Interest income	$589,126	$1,316,546	$44,680	$1,950,352
General and administrative expenses	$(2,151,253)	$(650,384)	$(137,226)	$(2,938,863)
Profit on sale of investment	$699	$—	$—	$699
Net income (loss) before provision for income taxes	$(1,561,428)	$666,162	$(92,546)	$(987,812)
Income tax expense (benefit)	$(240,000)	$262,896	$—	$22,896
Net (loss) income	$(1,321,428)	$403,266	$(92,546)	$(1,010,708)
Accretion of trust account relating to Class B common stock subject to possible redemption	$56,901	$69,751	$3,858	$130,510
Net income (loss) attributable to Class B common stockholders and Common stockholders	$(1,321,428)	$403,266	$(92,546)	$(1,010,708)
Class B common stock subject to possible redemption	336,018	684,060	659,999
Weighted average number of shares outstanding	4,465,072	4,477,417	886,320
Net loss per share - basic and diluted	$(0.30)	$0.09	$(0.10)

Balance Sheet Data		December 31, 2008	December 31, 2007	December 31, 2006
Cash and cash equivalents		$20,664	$168,915	$2,828
Investments held in trust account		$25,918,923	$28,570,476	$27,229,971
Prepaid insurance and other assets		$46,003	$42,096	$132,197
Income tax refund receivable		$240,000	$—	$—
Total assets		$26,225,590	$28,781,487	$27,364,996
Total current liabilities, including $947,662 (2008 and 2007) and $908,160 (2006) of deferred underwriting fee		$2,699,119	$1,056,948	$1,220,680
Class B common stock, 336,018, 684,060 and 659,999 shares subject to possible redemption, respectively		$2,833,624	$5,710,264	$5,442,250
Total stockholders’ equity		$20,692,847	$22,014,275	$20,702,066
Total liabilities and stockholders’ equity		$26,225,590	$28,781,487	$27,364,996

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under Item 1A “Risk Factors” in our Annual Report on Form 10-K/A and in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

All activities for the period from January 17, 2006 (inception) through December 31, 2008 and through the date of this Form
10-K/A filing, relate to the Company’s formation, the completion of the Public Offering, the search for a company with whom to effect a Business Combination, the negotiation and preparation of the September 5, 2008 merger agreement with Pypo, the September 15, 2008 filing with the SEC of a registration statement on Form S-4 related to the proposed business combination with Pypo, the December 8, 2008 filing with the SEC of the first amended registration statement on Form S-4 and the January 16, 2009 filing with the SEC of the second amended registration statement on Form S-4.

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

On September 15, 2008 the Company filed a registration statement on Form S-4 containing a prospectus for the transactions contemplated by the merger agreement and a proxy for the special meeting of the Company’s stockholders to vote on the proposed business combination with Pypo. The SEC staff completed its initial review of the Form S-4 and issued its comments 25 days after the September 15, 2008 filing date on October 10, 2008. On December 8, 2008, the Company filed the first amended registration statement on Form S-4 addressing each of the SEC staff’s comments received from its initial Form S-4 registration statement filing. The Company received comments from the SEC staff on the amended Form S-4 on December 19, 2008. On January 16, 2008, the Company filed the second amended registration statement on Form S-4 addressing each of the SEC staff’s comments received from its first amended Form S-4 registration statement filing. The SEC staff may have additional comments on the second amended Form S-4 registration statement, which the Company would have to address in another amended Form S-4 registration statement. Once the SEC declares the Form S-4 registration statement effective, the Company will be able to mail the registration statement to its stockholders and schedule the special stockholders meeting to consider the business combination.

Because the Company could not predict with any certainty the length of the SEC staff’s review process and because it had to give stockholders sufficient time to review the proxy statement/prospectus prior to the special meeting to consider the business combination with Pypo, the Company concluded that it would not be able to complete the business combination by December 13, 2008. Therefore, on November 3, 2008 the Company filed with the SEC a preliminary proxy statement for a special meeting of its stockholders at which the stockholders would be asked to approve three amendments (the “extension amendments”) to the Company’s Certificate of Incorporation that would have the effect of extending the December 13, 2008 deadline to August 31, 2009. In the preliminary proxy statement, the Company tentatively set the date for the special meeting as December 10, 2008. On November 10, 2008, the Company received comments from the SEC staff on the preliminary proxy statement to which the Company responded accordingly. On November 25, 2008 the SEC staff advised the Company that they had no additional comments on the preliminary proxy statement (although the SEC staff may always perform an additional review and have additional comments, and neither the SEC or the SEC staff pass on the accuracy or adequacy of the proxy statement) and on November 26, 2008 the Company’s registrar and transfer agent mailed the proxy statement to the Company’s stockholders of record to schedule a special meeting to consider the extension amendments for December 10, 2008. On December 10, 2008, the extension amendments were approved by the common stockholders and the Class B stockholders. As the result of the extension amendments, the Company now has until August 31, 2009 to complete its proposed business combination with Pypo before it must liquidate.

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

Results of Operations

For the fiscal year ending December 31, 2008 we had a net loss of $1,321,428. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $2,151,253 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia of $7,500, owed to several of the officers and directors and/or their affiliated companies. An income tax benefit of $240,000 has been recorded at December 31, 2008 resulting from an expected refund of prior years’ income taxes from the carryback of the 2008 losses against the taxable income for the prior year.

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

For the period from January 17, 2006 (inception) to December 31, 2008 we had a net loss of $1,010,708. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $2,938,863 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia of $7,500, owed or paid to several of the officers and directors and/or their affiliated companies. We also provided for a net $22,896 in income taxes, attributable to taxable income earned in the 2007 calendar year and a tax benefit of $240,000 in the 2008 calendar year resulting from a refund of prior years’ income taxes from the carryback of the 2008 losses against the taxable income for 2007.

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

The net proceeds from the sale of our Series A and Series B Units, after deducting certain offering expenses of $1,624,438 including underwriting discounts and commissions and placement fees and the proceeds from the Private Placement were $28,263,302. Of this amount, $28,183,313 or $8.24 per each Series B Unit sold to the public, was placed in the Trust Account, and the remaining proceeds of $79,989 were available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. On December 10, 2008, at a special meeting of the Company’s stockholders, the stockholders approved the amendments whereby the Company extended the time it has to complete its proposed business combination with Pypo from December 13, 2008 to August 31, 2009. In conjunction with the vote on the extension amendments, stockholders owning 348,042 Class B Common Stock elected to redeem their shares for cash, and such shares were redeemed by the Company in December, 2008 for an aggregate of $2,933,542 using the proceeds of the partial sale of investments held in the Trust Account. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest at December 31, 2008. During the fiscal year ending December 31, 2008, we transferred a total of $363,478 from the Trust Account to the operating account, consisting of $329,468 being the Company’s 50% share of the interest earned on the Trust Account for various general and administrative expenses incurred during the quarter and $34,010 for state tax obligations. As of December 31, 2008, there was $25,918,923 held in the trust account and together with the income tax refund of $240,000 totaling $26,158,923 or $8.51 per Class B common stock , of which up to $1,055,187 will be paid to the underwriters if a Business Combination is consummated, but which will be forfeited if a Business Combination is not consummated or a portion of which will be forfeited if a Business Combination is consummated and less than 9.82% of the number of Class B common stock originally issued and 10.94% of the Class B common stock that remains outstanding at December 31, 2008, of the public stockholders elect to have their Class B common stock redeemed for cash. We will use substantially all of the net proceeds of the Public Offering and Private Placement to acquire a company, including identifying and evaluating prospective acquisition candidates, selecting the Company’s business, and structuring, negotiating and consummating the Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the Company with which we have consummated a Business Combination.

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

In addition to the costs associated with the Company’s plan of dissolution and distribution, the Company will be required to make payments or provisions to satisfy all creditors of the Company. The $25,918,923 held in the Trust Account at December 31, 2008 has been invested in a Federal Home Loan Bank discount note, maturing on January 16, 2009 that was purchased at a discount from face value in order to create a yield of 0.789%. On January 16, 2009 the Company re-invested the Trust Account funds in a Federal National Mortgage Association FNMA discount note, maturing on March 16, 2009 that was purchased at a discount from face value in order to create a yield of 0.00%. One half of the interest earned in the Trust Account (prior to the payment of any federal and state taxes due by the Company) up to a maximum of $1,200,000 will be available to the Company to fund legal, accounting and due diligence on prospective acquisitions and continuing general and administrative expenses. At December 31, 2008, the Company had withdrawn a total of $1,021,001 of the interest earned on the Trust Account and could withdraw an additional $178,999 before reaching the maximum allowable amount of $1,200,000. However, due to declining interest rates, the Company is certain that the Trust

Account will not earn sufficient interest through August 31, 2009 to make available the remaining $178,999 distributable to the Company. As of December 31, 2008, the Company had accounts payable to creditors and an outstanding payable to the bank under the Company’s line of credit totaling $1,364,522 and $249,000, respectively. Of the $1,364,522 payable to creditors at December 31, 2008, creditors who are owed $286,604 have waived their right to seek payment from the Trust Account. Creditors who have not waived their right to seek payment from the Trust Account could bring actions against the Company and if they won their cases could potentially proceed against the Trust Account if the Company did not have sufficient funds to pay them, which would reduce the amount distributable to the Class B common stockholders in any liquidation. Under an agreement with the underwriters, the Company’s officers, directors, and initial stockholder have agreed to indemnify the Trust Account from any such third party claims on a several basis, in proportion to their ownership interest in the Series A Units issued in a private placement prior to the Company’s initial public offering. Based on the amounts currently due to creditors that have not waived their right to seek payment from the trust account, the Company believes its officers, directors and initial stockholder that have agreed to indemnify the trust account have sufficient assets to satisfy their indemnification obligations with respect to such creditors. However, because the indemnity is on a several basis, there can be no assurance that all amounts payable to the Company pursuant to the indemnity agreement would in fact be collected by the Company. In addition, since they are not collateralized or guaranteed, Middle Kingdom cannot assure you that these parties would be able to discharge their obligations if material liabilities are sought to be satisfied from the trust account. If Middle Kingdom terminates the merger agreement, Middle Kingdom may be required to pay Pypo a termination fee in the amount of $4,000,000. Pypo has not provided a waiver of any claims against the trust account in connection with the payment of the termination fee, such that the full amount of the termination fee may be required to be paid out of the trust account. Middle Kingdom does not have sufficient funds outside of the trust account to pay these obligations. If the full termination fee were paid from the trust account, Middle Kingdom believes its officers, directors and initial stockholder that have agreed to indemnify the trust account would not have sufficient assets to satisfy their indemnification obligations with respect to such creditors. If creditors bring actions against the Company and win their cases and proceed against the Trust Account and if any amounts payable under the indemnity agreement are not collected, then, to the extent the Company’s expenses exceed the amount the Trust Account can distribute to the Company from its interest income, the per share amount distributable to the Class B common stockholders in any liquidation would be reduced.

After the foregoing costs and expenses have been paid or reserved and the required stockholder approval has been received, the Company will distribute to its Class B common stockholders the amount in the Trust Account. At December 31, 2008 the amount available in the Trust Account would equal approximately $8.04 per Class B common stock after reserving for all amounts due the Company’s creditors, excluding those that have waived their right to seek payment from the Trust Account, the outstanding payable to the bank under the Company’s line of credit and the approximate $125,000 estimated costs associated with the Company’s plan of dissolution and distribution. In the event of a liquidation and assuming all indemnification obligations of Middle Kingdom’s officers, directors and initial stockholder are fulfilled, at December 31, 2008, the amount available in the trust account would equal approximately $8.39 per Class B common share (this amount does not include an additional approximately $0.08 per Class B share to be paid to the Class B stockholders upon the receipt of an income tax refund expected to be received during the fourth quarter of 2009) after reserving the approximate $125,000 estimated costs associated with Middle Kingdom’s plan of dissolution and distribution.

It is however possible that the amount payable to our Class B common stockholders could be reduced from the $8.04 discussed above. As a result of declining interest rates as the Company continues to pursue its Business Combination with Pypo, its operational costs will continue to exceed the interest income the Trust Account can distribute to the Company. As a result, the amounts due to creditors, who could proceed against the Trust Account for payment, unless such right has been waived as discussed above, could increase. In addition, the amounts payable to the Class B common stockholders may be further reduced by any other claims against the Company, whether by target companies, vendors, or others. The Company is not presently aware of any such claims.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2008, our company conducted an evaluation under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and our Secretary & General Counsel of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective as of December 31, 2008 and are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. These controls and procedures also are intended to ensure that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.”

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the criteria established in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

See Exhibit Index attached to this Form 10-K/A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDDLE KINGDOM ALLIANCE CORP.

Date: May 14, 2009	By:	/s/ Bernard J. Tanenbaum III
Bernard J. Tanenbaum III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bernard J. Tanenbaum III Bernard J. Tanenbaum III	Chief Executive Officer (principal executive officer) and Director	May 14, 2009

/s/ Fred A. Brasch Fred A. Brasch	Chief Financial Officer (principal financial and accounting officer)	May 14, 2009

/s/ Anthony Ng Anthony Ng	Chairman of the Board of Directors	May 14, 2009

/s/ Michael Marks Michael Marks	President and Director	May 14, 2009

/s/ Alex Chun Yao Alex Chun Yao	Executive Vice President and Director	May 14, 2009

/s/ Allan Shu Chuk Lam Allan Shu Chuk Lam	Executive Vice President and Director	May 14, 2009

/s/ David A. Rapaport David A. Rapaport	Secretary, General Counsel and Director	May 14, 2009

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middle Kingdom Alliance Corp. (a development stage company) as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and for the period from January 17, 2006 (date of inception) to December 31, 2008 in conformity with U.S. generally accepted accounting principles.

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

WEISER LLP

New York, New York

February 11, 2009

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$20,664	$168,915
Investments held in trust account	25,918,923	28,570,476
Income tax refund receivable	240,000	—
Prepaid insurance and other assets	46,003	42,096

Total current assets	$26,225,590	$28,781,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,364,522	$109,286
Bank line of credit	249,000	—
Shareholders loans	137,935	—
Due to underwriters	947,662	947,662

Total current liabilities	2,699,119	1,056,948

Commitments:
Class B common stock, $.001 par value, 336,018 and 684,060 shares subject to possible redemption	2,833,624	5,710,264

Stockholders’ Equity:
Preferred stock - $.001 par value;
Authorized 1,000,000 shares; none issued	$—	$—
Common stock - $.001 par value;
Authorized 15,000,000 shares; issued and outstanding 1,065,650	1,065	1,065
Class B common stock - $.001 par value;
Authorized 5,000,000 shares; issued and outstanding 3,072,263 and 3,420,305	3,072	3,420
(includes 336,018 and 684,060 shares subject to possible redemption)
Additional paid-in capital	21,699,418	21,699,070
(Accumulated deficit) retained earnings during the development stage	(1,010,708)	310,720

Total stockholders’ equity	20,692,847	22,014,275

Total liabilities and stockholders’ equity	$26,225,590	$28,781,487

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

On September 15, 2008 the Company filed a registration statement on Form S-4 containing a prospectus for the transactions contemplated by the merger agreement and a proxy for the special meeting of the Company’s stockholders to vote on the proposed business combination with Pypo. The SEC staff completed its initial review of the Form S-4 and issued its initial comments 25 days after the September 15, 2008 filing date on October 10, 2008. On December 8, 2008, the Company filed the first amended registration statement on Form S-4 addressing each of the SEC staff’s comments received from its initial Form S-4 registration statement filing. The Company received comments from the SEC staff on the amended Form S-4 on December 19, 2008. On January 16, 2009, the Company filed a second amendment to the Form S-4 addressing each of the SEC staff’s comments received from its first amended Form S-4 registration statement filing. The SEC staff may have additional comments on the second amended Form S-4 registration statement, which the Company would have to address in another amended Form S-4 registration statement. Once the SEC declares the Form S-4 registration statement effective, the Company will be able to mail the registration statement to its stockholders and schedule the special stockholders meeting to consider the business combination.

Because the Company could not predict with any certainty the length of the SEC staff’s review process and because it had to give stockholders sufficient time to review the proxy statement/prospectus prior to the special meeting to consider the business combination with Pypo, the Company concluded that it would not be able to complete the business combination by December 13, 2008. Therefore, on November 3, 2008 the Company filed with the SEC a preliminary proxy statement for a special meeting of its stockholders at which the stockholders would be asked to approve three amendments (the “extension amendments”) to the Company’s Certificate of Incorporation that would extend the December 13, 2008 deadline to August 31, 2009. In the preliminary proxy statement, the Company tentatively set the date for the special meeting as December 10, 2008. On November 10, 2008, the Company received comments from the SEC staff on the preliminary proxy statement to which the Company responded accordingly. On November 25, 2008 the SEC staff advised the Company that they had no additional comments on the preliminary proxy statement (although the SEC staff may always perform an additional review and have additional comments, and neither the SEC or the SEC staff pass on the accuracy or adequacy of the proxy statement) and on November 26, 2008 the Company’s registrar and transfer agent mailed the proxy statement to the Company’s stockholders of record to schedule a special meeting to consider the extension amendments for December 10, 2008. During the period from November 26, 2008 to the special stockholders meeting on December 10, 2008, Capital Ally Investments Limited (“Capital Ally”) together with ARCH Digital Holdings, Ltd. (“ARCH”), purchased 2,685,200 of the Company’s Class B Common Stock for an ownership interest of 87.40% of the outstanding Class B Common Stock at December 31, 2008. Capital Ally and ARCH hold 67% and 33%, respectively, of the ordinary shares of Pypo. On December 10, 2008, the extension amendments were approved by the common stockholders and the Class B stockholders. As the result of the extension amendments, the Company now has until August 31, 2009 to complete its proposed business combination with Pypo before it must liquidate. If the Company is unable to complete its proposed business combination with Pypo it will not pursue another Business Combination, and it will liquidate.

With respect to a Business Combination which is approved and consummated, any Class B common stockholders who votes against the Business Combination may demand that the Company redeem their shares for cash. The conversion price will equal $8.24 per share of Class B common stock, plus a pro-rata share of the interest earned in the Trust Account (see below) in excess of the lesser of $1,200,000 or 50% of such interest (prior to the payment of any federal and state taxes due by the Company). Such amount aggregates approximately $8.51 per share and $8.35 per share at December 31, 2008 and 2007.

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

In the event of the liquidation of the Company, after the foregoing costs and expenses have been paid or reserved and the required stockholder approval has been received, the Company will distribute to its Class B common stockholders the amount in the Trust Account. At December 31, 2008, the amount available in the Trust Account would equal approximately $8.04 per Class B common stock after reserving for all amounts due the Company’s creditors, excluding those that have waived their right to seek payment from the Trust Account, the outstanding payable to the bank under the Company’s line of credit and the approximate $125,000 estimated costs associated with the Company’s plan of dissolution and distribution.

It is, however possible, that the amount payable to our Class B common stockholders could be reduced from the $8.04 discussed above. As a result of declining interest rates as the Company continues to proceed with the completion of the proposed business combination with Pypo, its operational costs will continue to exceed the interest income the Trust Account can distribute to the Company. As a result, the amounts due to creditors, who could proceed against the Trust Account for payment, unless such right has been waived as discussed above, could increase. In addition, the amounts payable to the Class B common stockholders may be further reduced by any other claims against the Company, whether by target companies, vendors, or others. The Company is not presently aware of any such claims at the time of this Form 10-K filing.

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

On September 15, 2008 the Company filed a registration statement on Form S-4 containing a prospectus for the transactions contemplated by the merger agreement and a proxy for the special meeting of the Company’s stockholders to vote on the proposed business combination with Pypo. The SEC staff has completed its initial review of the Form S-4 and issued its comments 25 days after the September 15, 2008 filing date on October 10, 2008. On December 8, 2008, the Company filed the first amended registration statement on Form S-4 addressing each of the SEC staff’s comments received from its initial Form S-4 registration statement filing. The Company received comments from the SEC staff on the amended Form S-4 on December 19, 2008. On January 16, 2009, the Company filed a second amendment to the Form S-4 addressing each of the SEC staff’s comments received from its first amended Form S-4 registration statement filing. The SEC staff may have additional comments on the second amended Form S-4 registration statement, which the Company would have to address in another amended Form S-4 registration statement. Once the SEC declares the Form S-4 registration statement effective, the Company will be able to mail the registration statement to its stockholders and schedule the special meeting stockholders meeting to consider the business combination.

The Company expects to seek stockholder approval of the proposed business combination with Pypo as soon as possible after completion of the SEC staff’s review process of the Form S-4 registration statement filed with the SEC in connection with the Pypo business combination. The Company’s management will not pursue any other business combination, even if the proposed Pypo business combination is abandoned, or attempt any extension of the business combination deadline beyond August 31, 2009, if the business combination cannot be completed by that date.

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