Form 10-Q
period 2009-03-31
Middle Kingdom Alliance Corp.
filed 2009-05-15
CIK 1360244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ No    ☐ Yes

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. There were 1,065,650 shares of the Company’s Common Stock, 3,072,603 shares of the Company’s Class B Common Stock, 1,578,250 of the Company’s Class A Warrants, and 3,420,305 of the Company’s Class B Warrants, outstanding on May 15, 2009.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,556	$20,664
Investments held in trust account	25,900,932	25,918,923
Income tax refund receivable	240,000	240,000
Prepaid insurance and other assets	23,002	46,003

Total current assets	$26,218,490	$26,225,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,838,597	$1,364,522
Bank line of credit	249,000	249,000
Shareholders loans	213,120	137,935
Due to underwriters	947,662	947,662

Total current liabilities	3,248,379	2,699,119

Commitments:
Class B common stock, $.001 par value, 336,018 shares subject to possible redemption	2,832,933	2,833,624

Stockholders’ Equity:
Preferred stock - $.001 par value; Authorized 1,000,000 shares; none issued	$-	$-
Common stock - $.001 par value; Authorized 15,000,000 shares; issued and outstanding 1,065,650	1,065	1,065
Class B common stock - $.001 par value; Authorized 5,000,000 shares; issued and outstanding 3,072,263 (includes 336,018 shares subject to possible redemption)	3,072	3,072
Additional paid-in capital	21,699,418	21,699,418
Accumulated deficit during the development stage	(1,566,377)	(1,010,708)

Total stockholders’ equity	20,137,178	20,692,847

Total liabilities and stockholders’ equity	$26,218,490	$26,225,590

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF OPERATIONS

	For the Three Months Ended		Period from January 17, 2006 (inception) to March 31, 2009
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
General, administrative and legal	$(567,985)	$(313,211)	$(3,506,848)

Loss from operations	(567,985)	(313,211)	(3,506,848)
Profit on sale of investment	-	-	699
Interest income	12,316	227,058	1,962,668

Loss before provision for income taxes	(555,669)	(86,153)	(1,543,481)
Income tax expense - current	-	-	(22,896)

Net loss	$(555,669)	$(86,153)	$(1,566,377)

Weighted average number of shares outstanding	4,137,913	4,485,955

Net loss per share - basic	$(0.13)	$(0.02)

Net loss per share - diluted	$(0.13)	$(0.02)

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

						Retained Earnings (Accumulated Deficit) During the Development Stage
	Common Stock		Class B Common Stock		Additional Paid-In Capital		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
January 17, 2006 (inception)		$-		$-	$-	$-	$-
Issuances of common stock for cash to founders at $.03 per share (from February 15, 2006 to September 30, 2006)	750,000	750			21,750		22,500
Issuances of Series A units for cash to founders at $8.00 per unit (from February 15, 2006 to September 30, 2006)	90,450	90			723,510		723,600
Sale of Series A units, net of underwriters’ discount and offering expenses on December 19, 2006	198,000	198			1,532,397		1,532,595
Sale of Series B units, net of underwriters’ discount and offering expenses on December 19, 2006 (includes shares subject to possible redemption)			3,300,000	3,300	23,950,909		23,954,209
Proceeds from the issuance of an underwriters’ option					100		100
Reclassification of amounts subject to possible redemption of 659,999 Class B common shares					(5,438,392)		(5,438,392)
Net loss						(92,546)	(92,546)

Balance - December 31, 2006	1,038,450	1,038	3,300,000	3,300	20,790,274	(92,546)	20,702,066
Sale of Series A units, net of underwriters’ discount and offering expenses on January 5, 2007	27,200	27			210,435		210,462
Sale of Series B units, net of underwriters’ discount and offering expenses on January 26, 2007 (includes shares subject to possible redemption)			120,305	120	894,554		894,674
Reclassification of amounts subject to possible redemption of an additional 24,061 Class B common stock for a total of 684,060 Class B common shares					(198,263)		(198,263)
Overpayment of NASD filing fees refunded					2,070		2,070
Net income						403,266	403,266

Balance - December 31, 2007	1,065,650	1,065	3,420,305	3,420	21,699,070	310,720	22,014,275
Redemption and cancellation of 348,042 Class B common shares			(348,042)	(348)	348		-
Net loss						(1,321,428)	(1,321,428)

Balance - December 31, 2008	1,065,650	$1,065	3,072,263	$3,072	$21,699,418	$(1,010,708)	$20,692,847
Net loss						(555,669)	(555,669)

Balance - March 31, 2009	1,065,650	$1,065	3,072,263	$3,072	$21,699,418	$(1,566,377)	$20,137,178

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period from January 17, 2006 (inception) to March 31, 2009
	For the Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net loss	$(555,669)	$(86,153)	$(1,566,377)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Decrease (increase) value of trust account	24,399	(41,911)	-
Change in deferred interest income included in shares subject to redemption	(691)	22,545	129,820
Changes in operating assets and liabilities:
Prepaid insurance and other assets	23,001	2,499	(23,002)
Income tax refund receivable	-	-	(240,000)
Accounts payable and accrued liabilities	474,075	155,197	1,838,597

Net cash (used in) provided by operating activities	(34,885)	52,177	139,038

Cash flows from investing activities:
Purchase of investment in trust account, net	(6,408)	(91,984)	(25,900,932)

Net cash used in investing activities	(6,408)	(91,984)	(25,900,932)

Cash flows from financing activities:
Proceeds from common stock to founders	-	-	22,500
Proceeds from Series A units to founders	-	-	723,600
Proceeds from Series A and Series B units sold	-	-	27,541,672
Proceeds from issuance of an underwriters’ option	-	-	100
Proceeds from bank line of credit	-	-	444,000
Proceeds from shareholders loans	75,185	-	213,120
Repayment of bank line of credit	-	-	(195,000)
Redemption of Class B common shares	-	-	(2,933,542)

Net cash provided by financing activities	75,185	-	25,816,450

Net increase (decrease) in cash	33,892	(39,807)	54,556
Cash and cash equivalents at beginning of period	20,664	168,915	-

Cash and cash equivalents at end of period	$54,556	$129,108	$54,556

Supplemental disclosure of non-cash financing activities:
Accrual of deferred underwriting fees	$-	$-	$947,662

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,531	$-	$8,136

Income taxes	$5,000	$-	$286,890

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Note 1	Basis of presentation, organization and proposed business operations and summary of significant accounting policies

Basis of Presentation

The financial statements at March 31, 2009 and for the period from January 17, 2006 (inception) to March 31, 2009 and for the three months ended March 31, 2009 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Middle Kingdom Alliance Corp. (a development stage company) (the “Company”) as of March 31, 2009 and the results of its operations for the three months ended March 31, 2009 and its cash flows for three months ended March 31, 2009 and for the period from January 17, 2006 (inception) to March 31, 2009. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2008. The December 31, 2008 balance sheet has been derived from the audited financial statements included therein.

Organization and Operations

The Company was incorporated in Delaware on January 17, 2006. The Company was formed to complete a merger, capital stock exchange, asset purchase or other similar business combination (“Business Combination”) with a company in an unspecified industry with principal or substantial operations in the People’s Republic of China (“China”). Such company would be small enough to allow the Company to acquire a material minority investment and large enough to have the organizational and financial infrastructure to operate as a public company. The Company has neither engaged in any operations nor generated any operating revenue to date. At March 31, 2009, the Company had not yet commenced any operations. All activity through March 31, 2009 relates to the Company’s formation, private placement and public offerings and its efforts to complete a Business Combination. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

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

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

On September 15, 2008 the Company filed a registration statement on Form S-4 containing a prospectus for the transactions contemplated by the merger agreement and a proxy for the special meeting of the Company’s stockholders to vote on the proposed business combination with Pypo. The SEC staff completed its initial review of the Form S-4 and issued its initial comments on October 10, 2008. The Company has subsequently filed nine amended registration statements on Form S-4/A on December 8, 2008, January 16, 2009, March 6, 2009, April 6, 2009, April 30, 2009, May 11, 2009, May 13, 2009 and two filings on May 14, 2009, addressing each of the SEC staff’s subsequent comments received from each of the first eight amended filings on December 19, 2008, February 13, 2009, March 23, 2009, April 20, 2009, May 8, 2009, May 12, 2009, May 13, 2009 and May 14, 2009. On May 14, 2009, the SEC advised the Company that they had no additional comments (although neither the SEC nor the SEC staff pass on the accuracy or adequacy of the registration statement) and declared the Form S-4 registration statement effective. On May 14, 2009, the Company mailed the combined proxy statement for a special meeting of the stockholders of the Company and prospectus of Pypo China Holdings Limited to its stockholders of record.

Because the Company could not predict with any certainty the length of the SEC staff’s review process and because it had to give stockholders sufficient time to review the proxy statement/prospectus prior to the special meeting to consider the business combination with Pypo, the Company concluded that it would not be able to complete the business combination by December 13, 2008. Therefore, on November 3, 2008 the Company filed with the SEC a preliminary proxy statement for a special meeting of its stockholders at which the stockholders would be asked to approve three amendments (the “extension amendments”) to the Company’s Certificate of Incorporation that would extend the December 13, 2008 deadline to August 31, 2009. In the preliminary proxy statement, the Company tentatively set the date for the special meeting as December 10, 2008. On November 10, 2008, the Company received comments from the SEC staff on the preliminary proxy statement to which the Company responded accordingly. On November 25, 2008 the SEC staff advised the Company that they had no additional comments on the preliminary proxy statement (although the SEC staff may always perform an additional review and have additional comments, and neither the SEC nor the SEC staff pass on the accuracy or adequacy of the proxy statement) and on November 26, 2008 the Company’s registrar and transfer agent mailed the proxy statement to the Company’s stockholders of record to schedule a special meeting to consider the extension amendments for December 10, 2008. During the period from November 26, 2008 to the special stockholders meeting on December 10, 2008, Capital Ally Investments Limited (“Capital Ally”) together with ARCH Digital Holdings, Ltd. (“ARCH”), purchased 2,685,200 of the Company’s Class B Common Stock for an ownership interest of 87.40% of the outstanding Class B Common Stock at December 31, 2008 and March 31, 2009, respectively. Capital Ally and ARCH hold 67% and 33%, respectively, of the ordinary shares of Pypo. On December 10, 2008, the extension amendments were approved by the common stockholders and the Class B stockholders. As the result of the extension amendments, the Company now has until August 31, 2009 to complete its proposed business combination with Pypo before it must liquidate. If the Company is unable to complete its proposed business combination with Pypo it will not pursue another Business Combination, and it will liquidate.

With respect to a Business Combination which is approved and consummated, any Class B common stockholders who votes against the Business Combination may demand that the Company redeem their shares for cash. The conversion price will equal $8.24 per share of Class B common stock, plus i.) a pro-rata share of the interest earned in the Trust Account (see below) in excess of the lesser of $1,200,000 or 50% of such interest (prior to the payment of any federal and state taxes due by the Company), and ii.) a pro-rata share of the income tax refund receivable of $240,000. Such amount aggregates approximately $8.50 per share and $8.51 per share at March 31, 2009 and December 31, 2008, respectively. Redeeming Class B common stockholders who redeem their shares for cash will receive these funds in two distributions. The first distribution will be based on the actual cash available in the Trust Account at the time the redemption is made and the second distribution will be based on the income tax refund once received.

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

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

As a result of these redemptions, the Company will now proceed with a Business Combination only if the holders of less than 336,019 Class B shares (9.82% of the number of Class B shares originally issued and less than 10.94% of the Class B shares that remain outstanding at March 31, 2009) elected to redeem their shares for cash. In connection with the vote required for any Business Combination, all our officers, directors and sponsor have agreed to vote any Class B common stock owned by them prior to the public offering in accordance with the majority of the Class B shares voted by the public Class B stockholders.

Accordingly, the amount that would be payable for the redemption of the 336,018 Class B shares (336,018 shares at December 31, 2008) by Class B stockholders electing redemption in the event of a Business Combination has been classified as Class B common stock subject to possible redemption in the accompanying Balance Sheets.

The amounts of $25,900,932 and $25,918,923 are being held in a trust account (“Trust Account”) at March 31, 2009 and December 31, 2008, respectively, and invested until the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. The investments held by the Trust Account at March 31, 2009 and December 31, 2008 were as follows (see Note 2):

	Face amount	Original cost	Fair value	Maturity date
March 31, 2009
Federal National Mortgage Association discount note	25,903,000	$25,900,932	$25,898,078	April 21, 2009

December 31, 2008
Federal Home Loan Bank discount note	25,928,000	$25,894,521	$25,922,555	January 16, 2009

On April 21, 2009, the Company instructed the Trustees for the Trust Account to re-invest the proceeds from the maturing Federal National Mortgage Association discount note in a United States Treasury Bill (“US T-bill”), maturing on June 4, 2009. The US T-bill has a yield of 0.04% per annum.

The amount in the Trust Account includes $1,055,187 of contingent underwriting compensation (the “Compensation”) at March 31, 2009 and December 31, 2008, respectively. If no additional Class B shares are redeemed for cash in connection with a Business Combination, then the underwriter will be entitled to receive the entire Compensation upon the consummation of a Business Combination. The underwriter will forfeit $0.32 of Compensation for each share of Class B stock that is redeemed for cash in connection with a Business Combination, and the underwriter will forfeit all of the Compensation if the Company does not consummate a Business combination and liquidates. The deferred underwriting fees of $107,526 at March 31, 2009 and December 31, 2008, respectively, related to the number of shares of Class B stock that are subject to redemption are included in the balance of Class B common stock subject to redemption in the accompanying Balance Sheet. The deferred underwriting fees applicable to the remaining shares of Class B common stock are reflected as due to underwriters in the accompanying Balance Sheets.

One half of the interest earned in the Trust Account (prior to the payment of any federal and state taxes due by the Company) up to a maximum of $1,200,000 will be available to the Company to fund legal, accounting and continuing general and administrative expenses. At March 31, 2009, the Company had withdrawn a total of $1,039,654 of the interest earned on the Trust Account. At March 31, 2009, a balance of $160,346 may be withdrawn by the Company before reaching the maximum allowable amount of $1,200,000. However, due to declining interest rates, the Company believes that the Trust Account will not earn sufficient interest through August 31, 2009 to make available the remaining $160,346 distributable to the Company.

As of March 31, 2009, the Company had accounts payable to creditors and an outstanding payable to the bank under the Company’s line of credit totaling $1,838,597 and $249,000, respectively. Of the $1,838,597 payable to creditors at March 31, 2009, creditors who are owed $380,933 have waived their right to seek payment from the Trust Account. Creditors who have not waived their right to seek payment from the Trust Account could bring actions against the Company and if they won their cases could potentially proceed against the Trust Account if the Company did not have sufficient funds to pay them, which would reduce the amount distributable to the Class B common stockholders in any liquidation.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

In the event of the liquidation of the Company, after the foregoing costs and expenses have been paid or reserved and the required stockholder approval has been received, the Company will distribute to its Class B common stockholders the amount in the Trust Account. At March 31, 2009, the amount available in the Trust Account would equal approximately $7.91 per Class B common stock after reserving for all amounts due the Company’s creditors, excluding those that have waived their right to seek payment from the Trust Account, the outstanding payable to the bank under the Company’s line of credit and the approximate $125,000 estimated costs associated with the Company’s plan of dissolution and distribution.

It is possible, that the amount payable to our Class B common stockholders could be reduced from the $7.91 discussed above. As a result of declining interest rates as the Company continues to proceed with the completion of the proposed business combination with Pypo, its operational costs will continue to exceed the interest income the Trust Account can distribute to the Company. As a result, the amounts due to creditors, who could proceed against the Trust Account for payment, unless such right has been waived as discussed above, could increase. In addition, the amounts payable to the Class B common stockholders may be further reduced by any other claims against the Company, whether by target companies, vendors, or others. The Company is not presently aware of any such claims at the time of this Form 10-Q filing.

The holders of common stock will be entitled to receive the balance, if any, of the maximum amount of interest distributable to the Company and not previously distributed, as well as any other remaining net assets, after payment to our Class B common stockholders. The Company does not currently expect that any amounts will be available to distribute to its common stockholders.

As a result of the circumstances discussed above, the Company has raised additional funds in order to meet the expenditures required for operating its business to complete the business combination with Pypo. In November and December 2008, certain of the Company’s Officers, Directors and Sponsor advanced the Company $137,935 in the form of an interest free loan to be repaid at the consummation of the business combination with Pypo. In January, February and March 2009, additional advances of $75,185 were made to the Company by certain Officers, Directors and Sponsor (see Note 7). To the extent required, additional financing may be more difficult to obtain due to the current economic slowdown.

Note 2	Summary of Significant Accounting Policies

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

Cash and cash equivalents:

The Company has defined cash and cash equivalents as highly liquid investments with original maturities of ninety days or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. As of March 31, 2009 and December 31, 2008, there were no bank balances in excess of FDIC insurance limits. The Company has not experienced any losses in such accounts.

Net income (loss) per common share:

Net income (loss) per share has been computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share give effect to dilutive options and warrants outstanding during the period. No effect has been given to potential issuances of common shares, aggregating 5,777,355 at March 31, 2009 from warrants or the underwriters

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

purchase option in the computation of the diluted income (loss) per share, as the outstanding warrants and underwriters purchase option are contingently exercisable, commencing on the later of the consummation by the Company of a Business Combination or December 13, 2007.

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

Deferred interest:

Deferred interest represents the portion of the interest earned on the investments in the Trust Account that is credited to the carrying amount of the Class B common stock subject to possible redemption. The amount of interest treated as deferred interest consists of 19.99% of the interest attributable to the Class B common stockholders through December 10, 2008, and 9.82% of such interest for the period December 11, 2008 to December 31, 2008 and 9.82% for the quarter ending March 31, 2009. The interest income attributable to the Class B common stockholders is computed as total interest income earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest prior to the payment of any federal and state taxes due by the Company. Deferred interest of $129,820 and $130,510 is included in the value of the Class B common stock subject to possible redemption at March 31, 2009 and December 31, 2008, respectively, in the accompanying Balance Sheets. The carrying amount of the Class B common stock subject to possible redemption declined during the three months ended March 31, 2009 as the amount of deferred interest credited to it was less than state taxes paid during that period that were allocable to the deferred interest credited to the Class B common stock subject to possible redemption.

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

As of January 1, 2007, the Company has adopted FIN 48, Accounting for Uncertainty in Income Taxes, as amended.

Overnight reverse repurchase agreements:

The Company may invest its excess cash held in its checking account in overnight reverse repurchase agreements, with its bank. In connection with these transactions, it is the policy of the bank to deposit the underlying collateral in US Government Agency obligations with the Federal Reserve for the benefit of the Company. The fair value of the underlying collateral exceeds the principal amount of the overnight reverse repurchase agreement, including accrued interest.

New accounting pronouncements:

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on its financial position or results of operations.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Note 3	Proposed Merger with Pypo

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

On September 15, 2008 the Company filed a registration statement on Form S-4 containing a prospectus for the transactions contemplated by the merger agreement and a proxy for the special meeting of the Company’s stockholders to vote on the proposed business combination with Pypo. The SEC staff completed its initial review of the Form S-4 and issued its initial comments on October 10, 2008. The Company has subsequently filed nine amended registration statements on Form S-4/A on December 8, 2008, January 16, 2009, March 6, 2009, April 6, 2009, April 30, 2009, May 11, 2009, May 13, 2009 and two filings on May 14, 2009, addressing each of the SEC staff’s subsequent comments received from each of the first eight amended filings on December 19, 2008, February 13, 2009, March 23, 2009, April 20, 2009, May 8, 2009, May 12, 2009, May 13, 2009 and May 14, 2009. On May 14, 2009, the SEC advised the Company that they had no additional comments (although neither the SEC nor the SEC staff pass on the accuracy or adequacy of the registration statement) and declared the Form S-4 registration statement effective. On May 14, 2009, the Company mailed the combined proxy statement for a special meeting of the stockholders of the Company and prospectus of Pypo China Holdings Limited to its stockholders of record.

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

Note 4	Offerings

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

Note 5	Accounts payables and accrued liabilities

Accounts payable and accrued liabilities at March 31, 2009 and December 31, 2008, consist of the following:

	March 31, 2009	December 31, 2008
Audit fees	$209,679	$151,671
Legal fees	1,109,429	896,079
Management fees	67,500	45,000
Filings and printing	329,500	167,000
Other accrued expenses	122,489	104,772

	$1,838,597	$1,364,522

Note 6	Bank Line of Credit

On December 19, 2006, Wachovia Bank provided the Company with a line of credit for $250,000 to finance the Company’s general working capital needs. At March 31, 2009 and December 31, 2008, the Company had $249,000 outstanding under the line of credit, respectively.

The line of credit was initially established to mature in 24 months from the date of the Public Offering, on December 19, 2008. On July 1, 2008, Wachovia Bank extended the line of credit from December 19, 2008 to September 1, 2009. Interest is charged at LIBOR plus 2% per annum, which at March 31, 2009 and December 31, 2008 was 2.50% and 3.90%, respectively, with interest payable monthly and the outstanding principal and interest due and payable at maturity.

In accordance with the terms of the line of credit, the bank must authorize all distributions to the Company to the extent that the aggregate sum of interest distributed to the Company from the Trust Account exceeds $900,000. In July 2008, August 2008, September 2008, November 2008, January 2009, March 2009 and April 2009, Wachovia Bank authorized the distribution to the Company from the Trust Account the Company’s share of the interest earned up to the $1,200,000 limit discussed in Note 1.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Note 7	Related Party Transactions

The Company has agreed to pay several of the officers and directors and/or their affiliated companies an aggregate monthly fee of $7,500 for general and administrative services including office space, utilities, and secretarial support in Shanghai, China and Atlanta, Georgia from the Effective Date of the Public Offering through the completion of a Business Combination. The administrative fee of $7,500 per month is allocated among Primus Capital LLC, an affiliate of Mr. Tanenbaum, CEO; Mr. Marks, President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director. At March 31, 2009 and December 31, 2008, the Company accrued a balance of $67,500 and $45,000, respectively, to the above mentioned officers and directors and/or their affiliated companies.

In November and December, 2008, certain of the Company’s Officers, Directors and Sponsor advanced the Company $137,935. In January 2009, February 2009 and March 2009, additional advances of $75,185 were made to the Company by certain of the Company’s Officers, Directors and Sponsor The loans are interest free and are repayable upon the consummation of the proposed business combination with Pypo (see Note 1). On April 3, 2009, certain of the Company’s Officers advanced the Company an additional amount of $15,829 on the same terms and conditions as the previously advances mentioned above.

Note 8	Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors. At March 31, 2009 and December 31, 2008, no preferred shares were issued and outstanding.

Note 9	Income Taxes

The provision for income taxes consists of the following:

For the Three Months Ended
	March 31, 2009	March 31, 2008
Current - Federal	$-	$-
Current - State and Local	-	-
Deferred - Federal	-	-
Deferred - State and Local	-	-

Total	$-	$-

No (benefit) provision for income taxes has been made at March 31, 2009 as the Company had operating losses for the three months ending on that date. The financial statements do not reflect a benefit for any possible carry-back claim for the operating losses incurred in the three month period ending on March 31, 2009.

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Statutory federal income tax rate	34%	34%
State and local income taxes	4%	4%
Valuation Allowance	-38%	-38%

Effective tax rate	0%	0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

All activities for the period from January 17, 2006 (inception) through March 31, 2009 and through the date of this Form 10-Q filing, relate to the Company’s formation, the completion of the Public Offering, the search for a company with whom to effect a Business Combination, the negotiation and preparation of the September 5, 2008 merger agreement with Pypo, the September 15, 2008 filing with the SEC of a registration statement on Form S-4 related to the proposed business combination with Pypo, the December 8, 2008 filing with the SEC of the first amended registration statement on Form S-4 (“S-4/A”), the January 16, 2009 filing with the SEC of the second amended S-4/A, the March 6, 2009 filing with the SEC of the third amended S-4/A, the April 6, 2009 filing with the SEC of the fourth amended S-4/A, the April 30, 2009 filing with the SEC of the fifth amended S-4/A, the May 11, 2009 filing with the SEC of the sixth amended S-4/A, the May 13, 2009 filing with the SEC of the seventh amended S-4/A, the May 14, 2009 filing with the SEC of the eighth amended S-4/A, the May 14, 2009 filing with the SEC of the ninth amended S-4/A and the confirmation on May 14, 2009 from the SEC staff that the ninth amended S-4/A was declared effective as of 5:30 p.m. on that date.

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

On September 15, 2008 the Company filed a registration statement on Form S-4 containing a prospectus for the transactions contemplated by the merger agreement and a proxy for the special meeting of the Company’s stockholders to vote on the proposed business combination with Pypo. The SEC staff completed its initial review of the Form S-4 and issued its initial comments on October 10, 2008. The Company has subsequently filed nine amended registration statements on Form S-4/A on December 8, 2008, January 16, 2009, March 6, 2009, April 6, 2009, April 30, 2009, May 11, 2009, May 13, 2009 and two filings on May 14, 2009, addressing each of the SEC staff’s subsequent comments received from each of the first eight amended filings on December 19, 2008, February 13, 2009, March 23, 2009, April 20, 2009, May 8, 2009, May 12, 2009, May 13, 2009 and May 14, 2009. On May 14, 2009, the SEC advised the Company that they had no additional comments (although neither the SEC nor the SEC staff pass on the accuracy or adequacy of the registration statement) and declared the Form S-4 registration statement effective. On May 14, 2009, the Company mailed the combined proxy statement for a special meeting of the stockholders of the Company and prospectus of Pypo China Holdings Limited to its stockholders of record.

Because the Company could not predict with any certainty the length of the SEC review process and because it had to give stockholders sufficient time to review the proxy statement/prospectus prior to the special meeting to consider the business combination with Pypo, the Company concluded that it would not be able to complete the business combination by December 13, 2008. Therefore, on November 3, 2008 the Company filed with the SEC a preliminary proxy statement for a special meeting of its stockholders at which the stockholders would be asked to approve three amendments (the “extension amendments”) to the Company’s Certificate of Incorporation that would have the effect of extending the December 13, 2008 deadline to August 31, 2009. In the preliminary proxy statement, the Company tentatively set the date for the special meeting as December 10, 2008. On November 10, 2008, the Company received comments from the SEC on the preliminary proxy statement to which the Company responded accordingly. On November 25, 2008 the SEC advised the Company that it had completed its limited review of the preliminary proxy statement without any further comments and on November 26, 2008 the Company’s registrar and transfer agent mailed the proxy statement to the Company’s stockholders of record to schedule a special meeting to consider the extension amendments for December 10, 2008. During the period from November 26, 2008 to the special stockholders meeting on December 10, 2008, Capital Ally Investments Limited (“Capital Ally”) together with ARCH Digital Holdings, Ltd. (“ARCH”), purchased 2,685,200 of the Company’s Class B Common Stock for an ownership interest of 87.40% of the outstanding Class B Common Stock at December 31, 2008 and March 31, 2009, respectively. Capital Ally and ARCH hold 67% and 33%, respectively, of the ordinary shares of Pypo. On December 10, 2008, the extension amendments were approved by the common stockholders and the Class B stockholders. As the result of the extension amendments, the Company now has until August 31, 2009 to complete its proposed business combination with Pypo before it must liquidate.

The Company’s Certificate of Incorporation provided that the Company will proceed with a Business Combination only if the holders of a majority of the Class B shares cast at the meeting to approve the Business Combination vote in favor of the Business Combination and Class B stockholders owning less than 20% of the outstanding Class B shares (684,060 shares) vote against the Business Combination and exercise their conversion rights to have their shares redeemed for cash. However, in connection with the special meeting to consider the extension amendments, Class B stockholders who voted against the extension amendment had the right to demand that the Company redeem their Class B shares for cash. The holders of 348,042 Class B shares, or 10.17% of the Class B shares outstanding, elected to redeem their shares for cash, and such shares were redeemed by the Company in December, 2008 for an aggregate of $2,933,542 using the proceeds of the partial sale of investments held in the Trust Account. As a result of these redemptions, the Company will now proceed with a Business Combination only if the holders of less than 336,019 Class B shares (9.82% of the number of Class B shares originally issued and less than 10.94% of the Class B shares that remain outstanding at December 31, 2008) elected to redeem their shares for cash.

The Company has set June 29, 2009 as the date for the special meeting of its stockholders to vote on the proposed business combination with Pypo. If the Company is unable to complete its proposed business combination with Pypo by August 31, 2009, it will not pursue another Business Combination, and it will liquidate.

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

Deferred interest consists of 19.99% of the net interest attributable to the Class B common stockholders through December 10, 2008, and 9.82% of such interest for the period December 11, 2008 to December 31, 2008 and 9.82% for the quarter ending March 31, 2009, after the deduction of a pro-rata share of the gross interest earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest and after the payment of any federal and state taxes due by the Company. Deferred interest is included in the value of the Class B common stock subject to possible redemption, in the accompanying balance sheets. The carrying amount of the Class B common stock subject to possible redemption declined during the three months ended March 31, 2009 as the amount of deferred interest credited to it was less than state taxes paid during that period that were allocable to the deferred interest credited to the Class B common stock subject to possible redemption.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations

For the three months ending March 31, 2009 we had a net loss of $555,669. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $567,985 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia of $7,500, owed to several of the officers and directors and/or their affiliated companies. No (benefit) provision for income taxes has been made at March 31, 2009 as the Company had operating losses for the three months ending on that date and as of December 31, 2008 the Company had carried back the maximum amount of operating losses. The balance sheet as of December 31, 2008 and March 31, 2009 reflects an income tax refund receivable of $240,000 for the fiscal 2008 operating losses carried back to recover taxes paid in prior years, and as of December 31, 2008 and March 31, 2009 the Company has net operating loss carryforwards for which it has provided a full valuation allowance as realization is not more likely than not.

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

For the period from January 17, 2006 (inception) to March 31, 2009 we had a net loss of $1,566,377. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $3,506,848 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia of $7,500, owed or paid to several of the officers and directors and/or their affiliated companies. We also provided for $22,896 in income taxes, attributable to taxable income earned in the 2007 calendar year net of the benefit of the operating losses carry-back claim reflected at December 31, 2008.

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

The net proceeds from the sale of the Series A and Series B units, after deducting certain offering expenses of $1,624,438 including underwriting discounts and commissions and the proceeds from a private placement completed prior to Middle Kingdom’s IPO, were $28,263,302. Of this amount, $28,183,313 or $8.24 per Series B unit, was placed in the trust account, and the remaining proceeds of $79,989 were available to be used by Middle Kingdom to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. On December 10, 2008, at a special meeting of Middle Kingdom’s stockholders, the stockholders approved an extension amendment whereby Middle Kingdom extended the time it has to complete its proposed business combination with Pypo from December 13, 2008 to August 31, 2009. In conjunction with the vote on the extension amendment, stockholders owning 348,042 Class B shares elected to convert their shares for cash, and such shares were converted in December, 2008 for an aggregate of $2,933,542 using the proceeds of the partial sale of investments held in the trust account. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest at March 31, 2009. During the fiscal quarter ending March 31, 2009, Middle Kingdom transferred a total of $29,643 from the trust account to the operating account, consisting of $18,654 being Middle Kingdom’s 50% share of the interest earned on the trust account for the Company’s payment of various general and administrative expenses incurred during the quarter and $10,989 for the payment of state tax obligations. As of March 31, 2009, there was $25,900,932 held in the trust account and together with the income tax refund of $240,000 totaling $26,140,932 or $8.50 per Class B common stock, of which up to $1,055,187 will be paid to the underwriters if the Pypo business combination is consummated, but which will be forfeited if the Pypo business combination is not consummated or a portion of which will be forfeited if the Pypo business combination is consummated and less than 9.82% of the number of Class B common stock originally issued and less than 10.94% of the Class B common stock that remains outstanding at March 31, 2009, of the public stockholders elect to have their Class B common stock converted into cash from the trust account. Middle Kingdom has and will use substantially all of the net proceeds of the IPO and private placement to acquire a company, including identifying and evaluating prospective acquisition candidates, selecting the company’s business, and structuring, negotiating and consummating the business combination. To the extent that Middle Kingdom’s capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the company with which Middle Kingdom has consummated a business combination.

With respect to a business combination that is approved and consummated, any Class B common stockholder who votes against the business combination may demand that Middle Kingdom convert each stockholder’s Class B shares into cash. The conversion price will equal $8.24 per share of Class B common stock, plus i.) a pro rata share of the net interest earned in the trust account after deducting the lesser of $1,200,000 or 50% of the gross interest and after the payment of any federal and state taxes due by Middle Kingdom, and ii.) a pro-rata share of the income tax refund receivable of $240,000. Accordingly, stockholders owning 336,018 or 9.82% of the number of Class B common stock originally issued or 10.94% of the Class B common stock that remains outstanding at December 31, 2008, may seek conversion of their shares in the event of a business combination, which amount has been classified as Class B common stock subject to possible conversion in the accompanying March 31, 2009 balance sheet. For each Class B common share included in the 336,018, or 9.82% of the number of Class B common stock originally issued or 10.94% of the Class B common stock that remains outstanding at March 31, 2009, stockholders who may seek conversion of their shares into cash should a business combination be approved, is an amount of $0.32 per Class B common stock of deferred underwriters’ compensation that will be forfeited by the underwriters. Accordingly, at March 31, 2009, $2,832,933 of the net proceeds (including a pro rata share of the net interest earned) from the IPO and private placement has been classified as common stock subject to possible conversion in Middle Kingdom’s balance sheet.

If Middle Kingdom does not complete the business combination with Pypo by August 31, 2009, it will begin the process of dissolving, liquidating and winding up its operations, and distributing to its Class B common stockholders the amounts in the trust account less certain liabilities as described below. Middle Kingdom must receive the approval of the Class B common stockholders and the common stockholders, voting as a group, for any such plan of dissolution and distribution. Immediately upon the approval by the Class B common stockholders and the common stockholders of the plan of dissolution and distribution, Middle Kingdom will liquidate and distribute the trust account to its Class B common stockholders.

        Middle Kingdom estimates that the costs associated with the implementation and completion of any such plan of dissolution and distribution will be approximately $125,000. These costs will be paid by any funds not held in the trust account, provided that if such funds are insufficient for such purpose, Middle Kingdom will pay the costs from the trust account which will reduce the amount available to the Class B common stockholders. Middle Kingdom currently expects that it will not have sufficient funds held outside the trust account to pay the expenses for its plan of dissolution and distribution, and that it will be required to pay the costs for such plan from the trust account. In addition to the costs associated with Middle Kingdom’s plan of dissolution and distribution, Middle Kingdom will be required to make payments or provisions to satisfy all creditors of Middle Kingdom. The $25,900,932 held in the trust account at March 31, 2009 has been invested in a Federal National Mortgage Association discount note, maturing on April 21, 2009 that was purchased at a discount from face value in order to create a yield of 0.08%. On April 21, 2009, Middle Kingdom re-invested the trust account funds in a United States Treasury Bill, maturing on June 4, 2009 that was purchased at a discount from face value in order to create a yield of 0.40%. One half of the interest earned in the trust account (prior to the payment of any federal and state taxes due by Middle Kingdom) up to a maximum of

$1,200,000 will be available to fund legal, accounting and due diligence on prospective acquisitions and continuing general and administrative expenses. At March 31, 2009, Middle Kingdom had withdrawn a total of $1,039,654 of the interest earned on the trust account and could withdraw an additional $160,346 before reaching the maximum allowable amount of $1,200,000. However, due to declining interest rates, Middle Kingdom believes that the trust account will not earn sufficient interest through August 31, 2009 to make available the remaining $160,346 distributable to Middle Kingdom.

As of March 31, 2009, Middle Kingdom had accounts payable to creditors and an outstanding payable to Wachovia Bank under its line of credit totaling $1,838,597 and $249,000, respectively. Of the $1,838,597 payable to creditors at March 31, 2009, creditors who are owed $380,933 have waived their right to seek payment from the trust account. Creditors who have not waived their right to seek payment from the trust account could bring actions against Middle Kingdom and if they won their cases could potentially proceed against the trust account if Middle Kingdom did not have sufficient funds to pay them, which would reduce the amount distributable to the Class B common stockholders in any liquidation. Under an agreement with the underwriters, Middle Kingdom’s officers, directors, and initial stockholder have agreed to indemnify the trust account from any such third party claims on a several basis, in proportion to their ownership interest in the Series A units issued in a private placement prior to the IPO. Based on the amounts currently due to creditors that have not waived their right to seek payment from the trust account, Middle Kingdom believes its officers, directors and initial stockholder that have agreed to indemnify the trust account have sufficient assets to satisfy their indemnification obligations with respect to such creditors. However, because the indemnity is on a several basis, there can be no assurance that all amounts payable to Middle Kingdom pursuant to the indemnity agreement would in fact be collected by Middle Kingdom. In addition, since they are not collateralized or guaranteed, Middle Kingdom cannot assure you that these parties would be able to discharge their obligations if material liabilities are sought to be satisfied from the trust account. If Middle Kingdom terminates the merger agreement, Middle Kingdom may be required to pay Pypo a termination fee in the amount of $4,000,000. Pypo has not provided a waiver of any claims against the trust account in connection with the payment of the termination fee, such that the full amount of the termination fee may be required to be paid out of the trust account. Middle Kingdom does not have sufficient funds outside of the trust account to pay these obligations. If the full termination fee were paid from the trust account, Middle Kingdom believes its officers, directors and initial stockholder that have agreed to indemnify the trust account would not have sufficient assets to satisfy their indemnification obligations with respect to such creditors. In addition, if creditors bring actions against Middle Kingdom and win their cases and proceed against the trust account and if any amounts payable under the indemnity agreement are not collected, then, to the extent Middle Kingdom’s expenses exceed the amount the trust account can distribute to Middle Kingdom from its interest income, the per share amount distributable to the Class B common stockholders in any liquidation would be reduced. After the foregoing costs and expenses have been paid or reserved and the required stockholder approval has been received, Middle Kingdom will distribute to its Class B common stockholders the amount in the trust account. At March 31, 2009 the amount available in the trust account would equal approximately $7.91 per Class B common stock after reserving for all amounts due (i) Middle Kingdom’s creditors, excluding those that have waived their right to seek payment from the trust account, (ii) the outstanding payable to the bank under Middle Kingdom’s line of credit and (iii) the approximate $125,000 estimated costs associated with Middle Kingdom’s plan of dissolution and distribution. In the event of a liquidation and assuming all indemnification obligations of Middle Kingdom’s officers, directors and initial stockholder are fulfilled, at March 31, 2009, the amount available in the trust account would equal approximately $8.46 per Class B common share after reserving the approximate $125,000 estimated costs associated with Middle Kingdom’s plan of dissolution and distribution.

It is possible that the amount payable to the Class B common stockholders could be reduced from the $7.91 discussed above. As a result of declining interest rates as Middle Kingdom continues to pursue its business combination with Pypo, its operational costs will continue to exceed the interest income the trust account can distribute to Middle Kingdom. As a result, the amounts due to creditors, who could proceed against the trust account for payment, unless such right has been waived as discussed above, could increase. In addition, the amounts payable to the Class B common stockholders may be further reduced by any other claims against Middle Kingdom, whether by target companies, vendors, or others. Middle Kingdom is not presently aware of any such claims.

The holders of common stock will be entitled to receive the balance, if any, of the maximum amount of interest distributable to Middle Kingdom and not previously distributed, as well as any other remaining net assets, after payment to Middle Kingdom’s Class B common stockholders. Middle Kingdom does not currently expect that any amounts will be available to distribute to its common stockholders in the event of a liquidation.

As a result of the circumstances discussed above, Middle Kingdom may be required to raise additional funds in order to meet the expenditures required to complete the business combination with Pypo. Such additional funds would most likely be sought through debt securities. There is no assurance that Middle Kingdom would be successful in raising additional funds on satisfactory terms, or at all. In November 2008, December 2008, January 2009, February 2009, March 2009 and April 2009, certain of Middle Kingdom’s officers and directors, and its sponsor advanced Middle Kingdom $228,949. The loans are interest free and are repayable upon the earlier of the (a) consummation of the proposed business combination with Pypo, (b) the dissolution of Middle Kingdom or (c) September 30, 2009.

Off Balance Sheet Arrangements

Warrants issued in conjunction with our Private Placement and Public Offering are equity linked derivatives and accordingly represent off balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.

On the Closing Date of the Public Offering, Wachovia Bank provided the Company with a line of credit for $250,000 to finance the Company’s general working capital needs, but which does not include any expenses associated with dissolution and liquidation or any amounts that may be due to or reserved for payment to creditors. The line of credit will mature in 24 months from the Closing Date of the Public Offering, being December 19, 2008. On July 1, 2008, Wachovia Bank extended the line of credit from December 19, 2008 to September 1, 2009. Interest is charged at an annual rate of LIBOR plus 2%, which at March 31, 2009 and December 31, 2008 was 2.50% and 3.90%, respectively. Interest is payable monthly and the outstanding principal and interest is due and payable at maturity. In accordance with the terms of the line of credit, the bank must authorize all distributions to the Company to the extent that the aggregate sum of interest distributed to the Company from the Trust Account exceeds $900,000. In July 2008, August 2008, September 2008, October 2008, November 2008, January 2009, March 2009 and April 2009, Wachovia Bank authorized the distribution to the Company from the Trust Account the Company’s share of the interest earned. At March 31, 2009, the Company had $249,000 outstanding under the line of credit.

Contractual Obligations

The Company does not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

The Company has agreed to pay several of the officers and directors and/or their affiliated companies an aggregate monthly administrative fee of $7,500 for general and administrative services including office space, utilities, and secretarial support in Shanghai, China and Atlanta, Georgia from the Effective Date of the Public Offering through the completion of a Business Combination. The administrative fee of $7,500 per month is allocated among Primus Capital LLC, an affiliate of Mr. Tanenbaum, CEO; Mr. Marks, President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director. At March 31, 2009 and December 31, 2008, the Company had accrued a balance of $67,500 and $45,000 to the above mentioned officers and directors and/or their affiliated companies.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed and intended to ensure that information required to be disclosed in the Company’s reports submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also are intended to ensure that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of the Company’s management, have evaluated the effectiveness and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act) and have concluded that the Company’s disclosure controls and procedures were effective for their intended purposes as of the end of the period covered by this report.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2009, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

In addition to the Risk Factors disclosed in our Form 10-K/A for the year ended December 31, 2008, investors should consider the following risks and uncertainties, or updates to such risks and uncertainties, prior to making an investment decision with respect to our securities.

If holders of 336,019 or more of the shares of Middle Kingdom’s Class B common stock (which number represents 10.94% or more of the outstanding Class B common stock) decide to vote against the proposed business combination with Pypo and opt to have their shares converted into cash, Middle Kingdom may be forced to dissolve and liquidate, stockholders may receive less than their pro rata share of the funds available in the Trust Account, and Middle Kingdom’s common stock and Class A warrants and Class B redeemable warrants would expire and become worthless.

If holders of 336,019 or more of the shares of Middle Kingdom’s Class B common stock (which number represents 10.94% or more of the outstanding Class B common stock) decide to vote against the proposed business combination with Pypo discussed in the “Overview” section of Part I Item 2, and opt to have their shares converted into cash, Middle Kingdom may ultimately be forced to dissolve and liquidate. In any liquidation, the net proceeds of Middle Kingdom’s initial public offering, private placement and the deferred underwriting compensation held in the Trust Account, plus any interest earned thereon (net of taxes payable), less the portion of such interest previously paid to Middle Kingdom, will be distributed on a pro rata basis to the holders of Middle Kingdom’s Class B common stock. Based on the conversion price per Class B share in Middle Kingdom’s Trust Account as of March 31, 2009, the per-share liquidation price is expected to be approximately $8.46. The proceeds deposited in the Trust Account could, however, become subject to the claims of Middle Kingdom’s creditors which could be prior to the claims of Middle Kingdom’s Class B stockholders. Further, under certain circumstances, if the merger agreement is terminated by Middle Kingdom, Middle Kingdom may be required to pay Pypo a termination fee in the amount of $4,000,000. Pypo has not provided a waiver of any claims against the Trust Account in connection with the payment of the termination fee, such that the full amount of the termination fee may be required to be paid out of the Trust Account. Middle Kingdom cannot assure you that the actual per-share liquidation price will not be less than $8.46, due to claims of creditors. Furthermore, there will be no distribution with respect to Middle Kingdom’s outstanding common stock or Class A warrants and Class B redeemable warrants and, accordingly, the common stock and warrants will expire and become worthless.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6.	Exhibits

(a) Exhibits:

10.1	Amendment to Class A Warrant Agreement between Continental Stock Transfer and Trust Company and Middle Kingdom Alliance Corp. dated May 13, 2009 (incorporated by reference to exhibit 10.72 in the Form S-4 filed by MK Arizona Corp. file no. 333-153492)

10.2	Amendment to Class B Warrant Agreement between Continental Stock Transfer and Trust Company and Middle Kingdom Alliance Corp. dated May 13, 2009 (incorporated by reference to exhibit 10.73 in the Form S-4 filed by MK Arizona Corp. file no. 333-153492)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Middle Kingdom Alliance Corp.

May 15, 2009	/s/ Bernard J. Tanenbaum III

Bernard J. Tanenbaum III Chief Executive Officer

May 15, 2009	/s/ Fred A. Brasch

Fred A. Brasch Chief Financial Officer