Form 10-Q
period 2009-06-30
Middle Kingdom Alliance Corp.
filed 2009-08-14
CIK 1360244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. There were 1,065,650 shares of the Company’s Common Stock, 2,917,593 shares of the Company’s Class B Common Stock, 1,578,250 of the Company’s Class A Warrants, and 3,420,305 of the Company’s Class B Warrants, outstanding on June 30, 2009.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

			Page No.
Part I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Balance Sheets, June 30, 2009 (Unaudited) and December 31, 2008	3

		Statements of Operations for the three and six months ended June 30, 2009 (Unaudited) and 2008 (Unaudited) and for the period January 17, 2006 (inception) to June 30, 2009 (Unaudited)	4

		Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2009 (Unaudited) and for the period January 17, 2006 (inception) to December 31, 2008	5

		Statements of Cash Flows for the six months ended June 30, 2009 (Unaudited) and 2008 (Unaudited) and for the period January 17, 2006 (inception) to June 30, 2009 (Unaudited)	6

		Notes to Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
	Item 4.	Controls and Procedures	15

Part II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	16
	Item 1A.	Risk Factors	16
	Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	16
	Item 4.	Submission of Matters to a Vote of Security Holders	16
	Item 6.	Exhibits	17

SIGNATURES			18

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$16,924	$20,664
Cash held in trust account	25,891,135	25,918,923
Income tax refund receivable	240,000	240,000
Prepaid insurance and other assets	—	46,003

Total current assets	$26,148,059	$26,225,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,557,482	$1,364,522
Bank line of credit	249,000	249,000
Shareholders loans	228,949	137,935
Due to underwriters	1,005,694	947,662
Liability to redeeming Class B Common Stockholders	1,317,348	0

Total current liabilities	5,358,473	2,699,119

Commitments:
Class B common stock, $.001 par value, 0 and 336,018 shares subject to possible redemption	—	2,833,624

Stockholders’ Equity:
Preferred stock - $.001 par value; Authorized 1,000,000 shares; none issued	$—	$—
Common stock - $.001 par value; Authorized 15,000,000 shares; issued and outstanding 1,065,650	1,065	1,065
Class B common stock - $.001 par value; Authorized 5,000,000 shares; issued and outstanding 2,917,593 and 3,072,263 (includes 0 and 336,018 shares subject to possible redemption)	2,918	3,072
Additional paid-in capital	23,157,127	21,699,418
(Accumulated deficit) during the development stage	(2,371,524)	(1,010,708)

Total stockholders’ equity	20,789,586	20,692,847

Total liabilities and stockholders’ equity	$26,148,059	$26,225,590

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF OPERATIONS

					Period from January 17, 2006
	For the Three Months Ended		For the Six Months Ended		(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
General, administrative and legal	$(809,514)	$(343,154)	$(1,377,499)	$(656,365)	$(4,316,362)

Loss from operations	(809,514)	(343,154)	(1,377,499)	(656,365)	(4,316,362)
Profit on sale of investment	—	—	—	—	699
Interest income	4,367	151,685	16,683	378,743	1,967,035

(Loss) income before provision for income taxes	(805,147)	(191,469)	(1,360,816)	(277,622)	(2,348,628)
Income tax benefit (expense) - current	—	—	—	—	(22,896)

Net (loss) income	$(805,147)	$(191,469)	$(1,360,816)	$(277,622)	$(2,371,524)

Weighted average number of shares outstanding	4,136,213	4,485,955	4,136,366	4,485,955

Net (loss) income per share - basic	$(0.19)	$(0.04)	$(0.33)	$(0.06)

Net (loss) income per share - diluted	$(0.19)	$(0.04)	$(0.33)	$(0.06)

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

						Retained Earnings (Accumulated
			Class B		Additional	Deficit) During	Total
	Common Stock		Common Stock		Paid-In	the Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
January 17, 2006 (inception)		$—		$—	$—	$—	$—
Issuances of common stock for cash to founders at $.03 per share (from February 15, 2006 to September 30, 2006)	750,000	750			21,750		22,500
Issuances of Series A units for cash to founders at $8.00 per unit (from February 15, 2006 to September 30, 2006)	90,450	90			723,510		723,600
Sale of Series A units, net of underwriters’ discount and offering expenses on December 19, 2006	198,000	198			1,532,397		1,532,595
Sale of Series B units, net of underwriters’ discount and offering expenses on December 19, 2006 (includes shares subject to possible redemption)			3,300,000	3,300	23,950,909		23,954,209
Proceeds from the issuance of an underwriters’ option					100		100
Reclassification of amounts subject to possible redemption of 659,999 Class B common shares					(5,438,392)		(5,438,392)
Net loss						(92,546)	(92,546)

Balance - December 31, 2006	1,038,450	1,038	3,300,000	3,300	20,790,274	(92,546)	20,702,066

Sale of Series A units, net of underwriters’ discount and offering expenses on January 5, 2007	27,200	27			210,435		210,462
Sale of Series B units, net of underwriters’ discount and offering expenses on January 26, 2007 (includes shares subject to possible redemption)			120,305	120	894,554		894,674
Reclassification of amounts subject to possible redemption of an additional 24,061 Class B common stock for a total of 684,060 Class B common shares					(198,263)		(198,263)
Overpayment of NASD filing fees refunded					2,070		2,070
Net Income						403,266	403,266

Balance - December 31, 2007	1,065,650	1,065	3,420,305	3,420	21,699,070	310,720	22,014,275
Redemption and cancellation of 348,042 Class B common shares			(348,042)	(348)	348		—
Net loss						(1,321,428)	(1,321,428)

Balance - December 31, 2008	1,065,650	$1,065	3,072,263	$3,072	$21,699,418	$(1,010,708)	$20,692,847
Net loss						(555,669)	(555,669)

Balance - March 31, 2009	1,065,650	$1,065	3,072,263	$3,072	$21,699,418	$(1,566,377)	$20,137,178
Redemption and cancellation of 154,670 Class B common shares			(154,670)	(154)	154		—
Reclassification of 181,348 Class B common shares no longer subject to possible redemption of					1,457,555		1,457,555
Net loss						(805,147)	(805,147)

Balance - June 30, 2009	1,065,650	$1,065	2,917,593	$2,918	$23,157,127	$(2,371,524)	$20,789,586

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period from January 17,
	For the Six Months Ended		2006
	June 30,	June 30,	(inception) to
	2009	2008	June 30, 2009
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,360,816)	$(277,622)	$(2,371,524)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Decrease (increase) value of trust account	24,400	(27,469)	—
Adjustments to redemption value of redeeming Class B common shares	(689)	—	71,790
Deferred interest income included in shares subject to redemption	—	37,434	—
Changes in operating assets and liabilities:
Prepaid insurance and other assets	46,003	1,127	—
Income tax refund receivable	—	—	(240,000)
Accounts payable and accrued liabilities	1,192,960	110,570	2,557,482

Net cash (used in) provided by operating activities	(98,142)	(155,960)	17,748

Cash flows from investing activities:
Purchase of investment in trust account, net	3,388	(168,759)	(25,891,135)

Net cash used in investing activities	3,388	(168,759)	(25,891,135)

Cash flows from financing activities:
Proceeds from common stock to founders	—	—	22,500
Proceeds from Series A units to founders	—	—	723,600
Proceeds from Series A and Series B units sold	—	—	27,599,704
Proceeds from issuance of an underwriters’ option	—	—	100
Proceeds from bank line of credit	—	—	444,000
Proceeds from shareholders loans	91,014	225,000	228,949
Repayment of bank line of credit	—	(45,000)	(195,000)
Redemption of Class B common shares	—	—	(2,933,542)

Net cash provided by financing activities	91,014	180,000	25,890,311

Net (decrease) increase in cash	(3,740)	(144,719)	16,924
Cash and cash equivalents at beginning of period	20,664	168,915	—

Cash and cash equivalents at end of period	$16,924	$24,196	$16,924

Supplemental disclosure of non-cash financing activities:
Reclassification from redeeming shares to current liabilities	$1,317,348	$—	$—

Reclassification from non-redeeming shares to additional paid in capital	$1,457,554	$—	$—

Accrual of deferred underwriting fees	$58,032	$—	$1,005,694

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,087	$822	$9,692

Income taxes	$5,000	$—	$286,890

The accompanying notes should be read

in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Note 1 Basis of presentation, organization and proposed business operations and summary of significant accounting policies

Basis of Presentation

The accompanying financial statements at June 30, 2009, for the three and six months ended June 30, 2009 and 2008 and for the period from January 17, 2006 (inception) to June 30, 2009 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Middle Kingdom Alliance Corp. (a development stage company) (the “Company”) as of June 30, 2009, the results of its operations for the three and six months ended June 30, 2009 and 2008 and for the period from January 17, 2006 (inception) to June 30, 2009, and its cash flows for six months ended June 30, 2009 and 2008 and for the period from January 17, 2006 (inception) to June 30, 2009. Operating results for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2008. The accompanying December 31, 2008 balance sheet has been derived from the audited financial statements included therein.

Organization and Operations

The Company was incorporated in Delaware on January 17, 2006. The Company was formed to complete a merger, capital stock exchange, asset purchase or other similar business combination (“Business Combination”) with a company in an unspecified industry with principal or substantial operations in the People’s Republic of China (“China”). Such company would be small enough to allow the Company to acquire a material minority investment and large enough to have the organizational and financial infrastructure to operate as a public company. The Company has neither engaged in any operations nor generated any operating revenue to date. At June 30, 2009, the Company had not yet commenced any operations. All activity through June 30, 2009 relates to the Company’s formation, private placement and public offerings and its efforts to complete a Business Combination. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

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

The Company’s Certificate of Incorporation, prior to an amendment filed on December 10, 2008 as discussed below, provided for mandatory liquidation of the Company in the event that the Company did not complete a Business Combination within 18 months after the Effective Date of the Public Offering on December 13, 2006, being June 13, 2008 (or within 24 months after the effective date of the Public Offering if a letter of intent, agreement in principle or definitive agreement had been executed within 18 months after the effective date of the Public Offering and the Business Combination has not been completed within such 24 month period, being December 13, 2008). On May 23, 2008 the Company issued a press release in connection with its execution of a letter of intent to complete a Business Combination with a company having its principle operations in China. Pursuant to the Company’s Certificate of Incorporation, execution of the letter of intent affords the Company an extension to complete the Business Combination, until December 13, 2008.

        As described in Note 3, on September 5, 2008 the Company signed an Agreement and Plan of Merger, Conversion and Share Exchange (the “merger agreement”) with Pypo Digital Company Limited (“Pypo or Pypo Cayman”). Pypo, a Cayman Islands exempted company, through its subsidiaries in China and Hong Kong, is a leading distributor of Samsung wireless communication devices and other related products. The transactions contemplated by the merger agreement would constitute a Business Combination.

        On September 15, 2008 the Company filed a registration statement on Form S-4 containing a prospectus for the transactions contemplated by the merger agreement and a proxy for the special meeting of the Company’s stockholders to vote on the proposed Business Combination with Pypo. The Company subsequently filed an amended registration statement on Form S-4/A on December 8, 2008, and the Company’s wholly owned subsidiary, MK Arizona Corp. (“MK Arizona”) filed eight amended registration statements on Form S-4/A on January 16, 2009, March 6, 2009, April 6, 2009, April 30, 2009, May 11, 2009, May 13, 2009 and two filings on May 14, 2009, addressing the SEC staff’s comments received from each of the first eight filings on October 10, 2008, December 19, 2008, February 13, 2009, March 23, 2009, April 20, 2009, May 8, 2009, May 12, 2009, May 13, 2009 and May 14, 2009. On May 14, 2009, the SEC advised the Company that they had no additional comments (although neither the SEC nor the SEC staff passed on the accuracy or adequacy of the registration statement) and declared the Form S-4 registration statement effective. On May 14, 2009, the Company mailed the combined proxy statement for a special meeting of the stockholders of the Company and prospectus of Pypo China Holdings Limited to its stockholders of record as of that date. As described below, the special meeting of the stockholders of the Company was held on June 29, 2009 at which time the transactions contemplated by the merger agreement were approved. The transactions contemplated by the merger agreement were consummated on July 9, 2009.

Because the Company could not predict with any certainty the length of the SEC staff’s review process and because it had to give stockholders sufficient time to review the proxy statement/prospectus prior to the special meeting to consider the Business Combination with Pypo, the Company concluded that it would not be able to complete the Business Combination by December 13, 2008. Therefore, on November 3, 2008 the Company filed with the SEC a preliminary proxy statement for a special meeting of its stockholders at which the stockholders would be asked to approve three amendments (the “extension amendments”) to the Company’s Certificate of Incorporation that would extend the December 13, 2008 deadline to August 31, 2009. The Company received comments from the SEC staff on the preliminary proxy statement to which the Company responded accordingly. On November 25, 2008 the SEC staff advised the Company that they had no additional comments on the preliminary proxy statement (although the SEC staff may always perform an additional review and have additional comments, and neither the SEC nor the SEC staff passed on the accuracy or adequacy of the proxy statement) and on November 26, 2008 the Company’s registrar and transfer agent mailed the proxy statement to the Company’s stockholders of record to schedule a special meeting to consider the extension amendments for December 10, 2008. During the period from November 26, 2008 to the special stockholders meeting on December 10, 2008, Capital Ally Investments Limited (“Capital Ally”) together with ARCH Digital Holdings, Ltd. (“ARCH”), purchased 2,685,200 of the Company’s Class B Common Stock for an ownership interest of 87.40% and 92.03% of the outstanding Class B Common Stock at December 31, 2008 and June 30, 2009, respectively. Capital Ally and ARCH hold 67% and 33%, respectively, of the ordinary shares of Pypo. On December 10, 2008, the extension amendments were approved by the common stockholders and the Class B stockholders. As a result of the extension amendments, the Company had until August 31, 2009 to complete its proposed Business Combination with Pypo before it must liquidate.

With respect to a Business Combination which was approved and consummated, any Class B common stockholders who voted against the Business Combination could demand that the Company redeem their shares for cash. The conversion price would equal $8.24 per share of Class B common stock,

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS - continued

plus (i) a pro-rata share of the interest earned in the Trust Account (see below) in excess of the lesser of $1,200,000 or 50% of such interest (prior to the payment of any federal and state taxes due by the Company), and (ii) a pro-rata share of the income tax refund receivable of $240,000. Such amount aggregated approximately $8.51 at December 31, 2008, and was approximately $8.52 on June 29, 2009.

The Company’s Certificate of Incorporation provided that the Company would proceed with a Business Combination only if the holders of a majority of the Class B shares cast at the meeting to approve the Business Combination vote in favor of the Business Combination and Class B stockholders owning less than 20% of the outstanding Class B shares (684,060 shares) vote against the Business Combination and exercise their conversion rights to have their shares redeemed for cash. However, in connection with the December 10, 2008 special meeting to consider the extension amendments, Class B stockholders who voted against the extension amendment had the right to demand that the Company redeem their Class B shares for cash. The holders of 348,042 Class B shares, or 10.17% of the Class B shares outstanding, elected to redeem their shares for cash, and such shares were redeemed by the Company in December, 2008 for an aggregate of $2,933,542 using the proceeds of the partial sale of investments held in the Trust Account.

As a result of these December 10, 2008 redemptions, the Company would then proceed with a Business Combination only if the holders of less than 336,019 Class B shares (9.82% of the number of Class B shares originally issued and less than 10.94% of the Class B shares that remain outstanding as of the date of the special meeting of the stockholders) elected to redeem their shares for cash. In connection with the vote required for any Business Combination, all our officers, directors and sponsor agreed to vote any Class B common stock owned by them prior to the public offering in accordance with the majority of the Class B shares voted by the public Class B stockholders.

At the special meeting of the Company’s stockholders on June 29, 2009 at which the transactions contemplated by the merger agreement with Pypo were approved, the holders of 154,670 shares of the Company’s Class B common stock voted against the proposed Business Combination with Pypo and elected to convert their shares into the right to receive cash. Such 154,670 Class B shares were redeemed at a price of approximately $8.52 per share, or $1,317,348 in the aggregate, on July 10, 2009 in connection with the closing of the Business Combination with Pypo, and are presented as a liability on the accompanying balance sheet as of June 30, 2009.

The amounts of $25,891,135 and $25,918,923 were being held in a trust account (“Trust Account”) at June 30, 2009 and December 31, 2008, respectively. Prior to June 24, 2009 these funds were invested until the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company, and subsequent to June 24, 2009, the funds were held in cash as described below. The investments held by the Trust Account at December 31, 2008 were as follows (see Note 2):

	Face amount	Original cost	Fair value	Maturity date
December 31, 2008
Federal Home Loan Bank discount note	25,928,000	$25,894,521	$25,922,555	January 16, 2009

On January 16, 2009 the Company instructed the Trustee of the Trust Account to re-invest the proceeds from the maturing Federal Home Loan Bank discount note in a Federal National Mortgage Association discount note maturing April 21, 2009. On April 21, 2009, the Company instructed the Trustees for the Trust Account to re-invest the proceeds from the maturing Federal National Mortgage Association discount note in a United States Treasury Bill (“US T-bill”), maturing on June 4, 2009, which was re-invested on that date in a US T-bill, maturing on June 24, 2009.

On June 24, 2009, in contemplation of the June 29, 2009 stockholders’ meeting and the subsequent completion of the Business Combination (including any redemption of shares of Class B common stock that elected redemption at that time), the Company instructed the Trustee to convert all of the amounts in the Trust Account into cash to be held in a non-interest bearing account. At June 30, 2009 the amounts in the Trust Account are held in a non-interest bearing account at JPMorgan Chase Bank, N.A. Under the FDIC’s Transaction Account Guarantee Program, such non-interest bearing accounts are insured up to their full amount during the life of the program, which the FDIC has scheduled to end on December 31, 2009.

The amount in the Trust Account included $1,055,187 of contingent underwriting compensation (the “Compensation”) at December 31, 2008. If no additional Class B shares were redeemed for cash in connection with a Business Combination, then the underwriter was entitled to such Compensation upon the completion of a Business Combination. As a result of the redemption of 154,670 shares of Class B common stock in connection with the vote on the Business Combination, the Compensation that the underwriter was entitled to was reduced by $49,494 ($.32 per share). The underwriter was thus entitled to $1,005,694 of the Compensation upon the closing of the Business Combination, and such amount is reflected as a liability at June 30, 2009.

One half of the interest earned in the Trust Account (prior to the payment of any federal and state taxes due by the Company) up to a maximum of $1,200,000 was available to the Company to fund legal, accounting and continuing general and administrative expenses. At June 30, 2009, the Company had withdrawn a total of $1,041,311 of the interest earned on the Trust Account. At June 30, 2009, a remaining balance of $158,689 may be withdrawn by the Company before reaching the maximum allowable amount of $1,200,000. However, due to declining interest rates, the Company believes that the Trust Account will not earn sufficient interest through August 31, 2009 to make available the remaining $158,689 distributable to the Company.

Note 2 Summary of Significant Accounting Policies

Cash and cash equivalents:

The Company has defined cash and cash equivalents as highly liquid investments with original maturities of ninety days or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. As of June 30, 2009 and December 31, 2008, there were no bank balances in excess of FDIC insurance limits. The Company has not experienced any losses in such accounts.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS - continued

Net income (loss) per common share:

Net income (loss) per share has been computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share give effect to dilutive options and warrants outstanding during the period. No effect has been given to potential issuances of common shares, aggregating 5,777,355 at June 30, 2009 and 2008 from warrants or the underwriters purchase option in the computation of the diluted income (loss) per share, as the outstanding warrants and underwriters purchase option are contingently exercisable, commencing on the later of the consummation by the Company of a Business Combination or December 13, 2007.

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

Investments held in trust account:

Through June 24, 2009 the investments held in trust were invested in United States government securities (“US Securities”) with a maturity of 180 days or less. The US Securities were classified as held-to-maturity and measured at their amortized cost, which approximates fair value (see Note 1). The excess of fair value (amortized cost) over cost, exclusive of the deferred interest described below, is considered accrued interest which is included in interest income in the accompanying Statements of Operations. These US Securities are typically purchased at a discount from their face value in order to create a yield which is fixed through their maturity.

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

As discussed in Note 1, on June 24, 2009 the Company converted the amounts held in the Trust Account into non-interest bearing cash deposits.

Deferred interest:

Deferred interest represents the portion of the interest earned on the investments in the Trust Account that is credited to the carrying amount of the Class B common stock subject to possible redemption. The amount of interest treated as deferred interest consists of 19.99% of the interest attributable to the Class B common stockholders through December 10, 2008, and 9.82% of such interest for the period December 11, 2008 to December 31, 2008 and 9.82% for the period from January 1, 2009 to June 29, 2009. The interest income attributable to the Class B common stockholders is computed as total interest income earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest prior to the payment of any federal and state taxes due by the Company. Deferred interest of $130,510 is included in the value of the Class B common stock subject to possible redemption at December 31, 2008 in the accompanying Balance Sheets. At June 30, 2009 the liability for the redemption of the 154,670 shares of Class B common stock that elected redemption in connection with the June 29, 2009 vote on the proposed Business Combination with Pypo includes $60,074 of deferred interest attributable to those shares.

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

New accounting pronouncements:

In May 2009, the FASB issued Statement No. 165, Subsequent Events. Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Statement 165 was effective for interim and annual periods ending after June 15, 2009. All subsequent events were disclosed through August 14, 2009.

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on its financial position or results of operations.

Note 3 Merger with Pypo

On September 5, 2008, the Company signed an Agreement and Plan of Merger, Conversion and Share Exchange (the “merger agreement”) with Pypo Digital Company Limited (“Pypo or Pypo Cayman”). Pypo, a Cayman Islands exempted company, through its subsidiaries in China and Hong Kong, is a distributor of Samsung wireless communication devices and other related products. The transactions contemplated by the merger agreement would constitute a Business Combination. As discussed in Note 1, on June 29, 2009 the Company’s stockholders approved the transactions contemplated by the merger agreement, and the transactions contemplated by the merger agreement were consummated on July 9, 2009.

As part of the series of transactions contemplated by the merger agreement, the Company established MK Arizona Corp. (“MK Arizona”), a wholly owned Arizona subsidiary. Through June 30, 2009 MK Arizona had no material transactions. On July 9, 2009 the Company effected a short-form merger, pursuant to which the Company merged with and into MK Arizona, with MK Arizona remaining as the surviving corporation. After the merger, MK Arizona became a Cayman Islands exempted company (“MK Cayman”) pursuant to a conversion and continuation procedure under Arizona and Cayman Islands law. The reorganization changed Middle Kingdom’s place of incorporation from Delaware to the Cayman Islands (“the redomestication”) and the outstanding securities of the Company were converted into securities of MK Cayman.

Pursuant to the merger agreement, after the redomestication, MK Cayman acquired all of the outstanding shares of Pypo Cayman by issuing the Pypo Cayman shareholders an aggregate of 45,000,000 MK Cayman ordinary shares and 3,400,000 MK Cayman Class B warrants. In addition, MK Cayman agreed to issue the Pypo Cayman shareholders up to an additional 23,000,000 MK Cayman ordinary shares pursuant to an earn-out provision in the merger agreement based on the adjusted net income of the combined company during the fiscal years ending March 31, 2010, 2011 and potentially 2012.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS - continued

As a result of the consummation of the Business Combination with Pypo (and considering the affect of the shares of the Company’s Class B common stock that elected to be redeemed, as discussed above), as of July 9, 2009 the stockholders of the Company beneficially own approximately 8.1% of the outstanding ordinary shares of MK Cayman, and as of July 9, 2009 the stockholders of Pypo beneficially own approximately 91.9% of the outstanding ordinary shares of MK Cayman, assuming the earn-out is not achieved. If the earn-out is achieved, then the stockholders of the Company would beneficially own approximately 5.5% of the issued and outstanding ordinary shares of MK Cayman, and the Pypo shareholders would beneficially own approximately 94.5% of the issued outstanding ordinary shares of MK Cayman. None of the foregoing percentages reflects the potential effect of an exercise of either the currently outstanding warrants, the warrants to be issued to the Pypo shareholders or the option to purchase Series A Units and Series B Units by the Representative of the underwriters.

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

Note 5 Accounts payables and accrued liabilities

Accounts payable and accrued liabilities at June 30, 2009 and December 31, 2008, consist of the following:

	June 30, 2009	December 31, 2008
Audit fees	$274,207	$151,671
Legal fees	1,539,091	896,079
Management fees	90,000	45,000
Filings and printing	512,306	167,000
Other accrued expenses	141,878	104,772

	$2,557,482	$1,364,522

Note 6 Bank Line of Credit

On December 19, 2006, Wachovia Bank provided the Company with a line of credit for $250,000 to finance the Company’s general working capital needs. At June 30, 2009 and December 31, 2008, the Company had $249,000 outstanding under the line of credit, respectively. The outstanding balance at June 30, 2009 was repaid to Wachovia Bank on July 10, 2009.

The line of credit was initially established to mature in 24 months from the date of the Public Offering, on December 19, 2008. On July 1, 2008, Wachovia Bank extended the line of credit from December 19, 2008 to September 1, 2009. Interest is charged at LIBOR plus 2% per annum, which at June 30, 2009 and December 31, 2008 was 2.32% and 3.90%, respectively, with interest payable monthly and the outstanding principal and interest due and payable at maturity.

In accordance with the terms of the line of credit, the bank must authorize all distributions to the Company to the extent that the aggregate sum of interest distributed to the Company from the Trust Account exceeds $900,000. In July 2008, August 2008, September 2008, November 2008, January 2009, March 2009, April 2009 and June 2009, Wachovia Bank authorized the distribution to the Company from the Trust Account the Company’s share of the interest earned up to the $1,200,000 limit discussed in Note 1.

MIDDLE KINGDOM ALLIANCE CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS - continued

Note 7 Related Party Transactions

The Company agreed to pay several of the officers and directors and/or their affiliated companies an aggregate monthly fee of $7,500 for general and administrative services including office space, utilities, and secretarial support in Shanghai, China and Atlanta, Georgia from the Effective Date of the Public Offering through the completion of a Business Combination. The administrative fee of $7,500 per month is allocated among Primus Capital LLC, an affiliate of Mr. Tanenbaum, CEO; Mr. Marks, President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director. At June 30, 2009 and December 31, 2008, the Company accrued balanced for the fees due to the above mentioned officers and directors and/or their affiliated companies of $90,000 and $45,000, respectively,

In November and December, 2008, certain of the Company’s Officers, Directors and Sponsor advanced the Company $137,935. In January 2009, February 2009, March 2009 and April 2009, additional advances of $91,014 were made to the Company by certain of the Company’s Officers, Directors and Sponsor. The loans are interest free and were repaid upon the consummation of the proposed Business Combination with Pypo (see Note 1).

Note 8 Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors. At June 30, 2009 and December 31, 2008, no preferred shares were issued and outstanding.

Note 9 Income Taxes

The provision for income taxes consists of the following:

For the Three Months Ended
	June 30, 2009	June 30, 2008
Current - Federal	$—	$—
Current - State and Local	—	—
Deferred - Federal	—	—
Deferred - State and Local	—	—

Total	$—	$—

No (benefit) provision for income taxes has been made at June 30, 2009 as the Company had operating losses for the three and six months ending on that date. The financial statements do not reflect a benefit for any possible carry-back claim for the operating losses incurred in the three and six month period ending June 30, 2009.

	For the Three Months Ended
	June 30, 2009	June 30, 2008
Statutory federal income tax rate	34%	34%
State and local income taxes	4%	4%
Valuation Allowance	-38%	-38%

Effective tax rate	0%	0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

All activities for the period from January 17, 2006 (inception) through June 30, 2009 and through the date of this Form 10-Q filing, relate to the Company’s formation, the completion of the Public Offering, the search for a company with whom to effect a Business Combination, the negotiation and preparation of the September 5, 2008 merger agreement, as defined below, with Pypo Digital Company Limited (“Pypo or Pypo Cayman”), the preparation of required filings with the SEC, the holding of the special meetings of the Company’s stockholders on December 10, 2008 and June 29, 2009 and the completion of the Business Combination with Pypo.

On September 5, 2008, the Company signed an Agreement and Plan of Merger, Conversion and Share Exchange (the “merger agreement”) with Pypo. Pypo, a Cayman Islands exempted company, through its subsidiaries in China and Hong Kong, is a leading distributor of Samsung wireless communication devices and other related products. The transactions contemplated by the merger agreement would constitute a Business Combination.

The Company filed a initial registration statement on Form S-4 related to the proposed Business Combination with Pypo on September 15, 2008, and thereafter filed an amended registration statement on Form S-4/A on December 8, 2008, and the Company’s wholly owned subsidiary MK Arizona Corp. (“MK Arizona”) filed eight amended registration statements on Form S-4/A on January 16, 2009, March 6, 2009, April 6, 2009, April 30, 2009, May 11, 2009, May 13, 2009 and May 14, 2009. The amended registration statement was declared effective at 5:30 p.m. on that May 14, 2009.

On May 14, 2009, the Company mailed the combined proxy statement for a special meeting of the stockholders of the Company and prospectus of Pypo China Holdings Limited to its stockholders of record as of that date. As described below, the special meeting of the stockholders of the Company was held on June 29, 2009 at which time the transactions contemplated by the merger agreement were approved. The transactions contemplated by the merger agreement were consummated on July 9, 2009.

        The Company’s Certificate of Incorporation, prior to an amendment filed on December 10, 2008, as discussed below, provided for mandatory liquidation of the Company, in the event that the Company does not complete a Business Combination within 18 months after the Effective Date of the Public Offering on December 13, 2006, being June 13, 2008 (or within 24 months after the effective date of the Public Offering if a letter of intent, agreement in principle or definitive agreement had been executed within 18 months after the effective date of the Public Offering and the Business Combination has not been completed within such 24 month period, being December 13, 2008). On May 23, 2008 the Company issued a press release in connection with its execution of a letter of intent to complete a Business Combination with a company having its principle operations in China. Pursuant to the Company’s Certificate of Incorporation, execution of the letter of intent affords the Company an extension to complete the Business Combination, until December 13, 2008. On November 3, 2008 the Company filed with the SEC a preliminary proxy statement for a special meeting of the stockholders of the Company at which the stockholders were asked to vote to approve amendments to the Company’s Certificate of Incorporation that would extend the December 13, 2008 date by which the Company must complete a Business Combination to August 31, 2009. On November 25, 2008 the SEC advised the Company that it had completed its limited review of the preliminary proxy statement without any further comments and on November 26, 2008 the Company’s registrar and transfer agent mailed the proxy statement to the Company’s stockholders of record to schedule a special meeting to consider the extension amendments for December 10, 2008. During the period from November 26, 2008 to the special stockholders meeting on December 10, 2008, Capital Ally Investments Limited (“Capital Ally”) together with ARCH Digital Holdings, Ltd. (“ARCH”), purchased 2,685,200 of the Company’s Class B Common Stock for an ownership interest of 87.40% and 92.03% of the outstanding Class B Common Stock at December 31, 2008 and June 30, 2009, respectively. Capital Ally and ARCH hold 67% and 33%, respectively, of the ordinary shares of Pypo. On December 10, 2008, the extension amendments were approved by the common stockholders and the Class B stockholders. As the result of the extension amendments, the Company had until August 31, 2009 to complete its proposed Business Combination with Pypo before it must liquidate.

With respect to a Business Combination which was approved and consummated, any Class B common stockholders who voted against the Business Combination could demand that the Company redeem their shares for cash. The conversion price would equal $8.24 per share of Class B common stock, plus (i) a pro-rata share of the interest earned in the Trust Account (see below) in excess of the lesser of $1,200,000 or 50% of such interest (prior to the payment of any federal and state taxes due by the Company), and (ii) a pro-rata share of the income tax refund receivable of $240,000. Such amount aggregated approximately $8.51 at December 31, 2008, at was $8.52 on June 29, 2009.

The Company’s Certificate of Incorporation provided that the Company would proceed with a Business Combination only if the holders of a majority of the Class B shares cast at the meeting to approve the Business Combination vote in favor of the Business Combination and Class B stockholders owning less than 20% of the outstanding Class B shares (684,060 shares) vote against the Business Combination and exercise their conversion rights to have their shares redeemed for cash. However, in connection with the December 10, 2008 special meeting to consider the extension amendments, Class B stockholders who voted against the extension amendment had the right to demand that the Company redeem their Class B shares for cash. The holders of 348,042 Class B shares, or 10.17% of the Class B shares outstanding, elected to redeem their shares for cash, and such shares were redeemed by the Company in December, 2008 for an aggregate of $2,933,542 using the proceeds of the partial sale of investments held in the Trust Account.

The special meeting of the Company’s stockholders to consider the transactions contemplated by the merger agreement with Pypo was held on June 29, 2009 at which time the transactions contemplated by the merger agreement were approved. The holders of 154,670 shares of the Company’s Class B common stock voted against the proposed Business Combination with Pypo and elected to convert their shares into the right to receive cash. Such 154,670 Class B shares were redeemed at a price of approximately $8.52 per share, or $1,317,348 in the aggregate, on July 10, 2009 in connection with the closing of the Business Combination with Pypo, and are presented as a liability on the accompanying balance sheet as of June 30, 2009.

As part of the series of transactions contemplated by the merger agreement, the Company established MK Arizona, a wholly owned Arizona subsidiary, and on July 9, 2009 the Company effected a short-form merger, pursuant to which the Company merged with and into MK Arizona, with MK Arizona remaining as the surviving corporation. After the merger, MK Arizona became a Cayman Islands exempted company (“MK Cayman”) pursuant to a conversion and continuation procedure under Arizona and Cayman Islands law. The reorganization changed Middle Kingdom’s place of incorporation from Delaware to the Cayman Islands (“the redomestication”) and the outstanding securities of the Company were converted into securities of MK Cayman.

Pursuant to the merger agreement, after the redomestication, MK Cayman acquired all of the outstanding shares of Pypo Cayman by issuing the Pypo Cayman shareholders an aggregate of 45,000,000 MK Cayman ordinary shares and 3,400,000 MK Cayman Class B warrants. In addition, MK Cayman agreed to issue the Pypo Cayman shareholders up to an additional 23,000,000 MK Cayman ordinary shares pursuant to an earn-out provision in the merger agreement based on the adjusted net income of the combined company during the fiscal years ending March 31, 2010, 2011 and potentially 2012.

As a result of the consummation of the Business Combination with Pypo (and considering the affect of the shares of the Company’s Class B common stock that elected to be redeemed, as discussed above), as of July 9, 2009 the stockholders of the Company beneficially own approximately 8.1% of the outstanding ordinary shares of MK Cayman, and as of July 9, 2009 the stockholders of Pypo beneficially own approximately 91.9% of the outstanding ordinary shares of MK Cayman, assuming the earn-out is not achieved. If the earn-out is achieved, then the stockholders of the Company would beneficially own approximately 5.5% of the issued and outstanding ordinary shares of MK Cayman, and the Pypo shareholders would beneficially own approximately 94.5% of the issued outstanding ordinary shares of MK Cayman. None of the foregoing percentages reflects the potential effect of an exercise of either the currently outstanding warrants, the warrants to be issued to the Pypo shareholders or the option to purchase Series A Units and Series B Units by the Representative of the underwriters.

Critical Accounting Policies

Through June 24, 2009 the investments held in a trust account (“Trust Account”) were invested in United States government securities (“US Securities”) with a maturity of 180 days or less. The US Securities have been classified as held-to-maturity and measured at their amortized cost, which approximates fair value. The excess of fair value (amortized cost) over cost, exclusive of the deferred interest, is considered accrued interest which is included in interest income in the accompanying Statements of Operations. These US Securities are typically purchased at a discount from their face value in order to create a yield which is fixed through their maturity. On June 24, 2009 the Company converted the amounts held in the Trust Account into non-interest cash deposits.

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

Deferred interest represents the portion of the interest earned on the investments in the Trust Account that is credited to the carrying amount of the Class B common stock subject to possible redemption. The amount of interest treated as deferred interest consists of 19.99% of the interest attributable to the Class B common stockholders through December 10, 2008, and 9.82% of such interest for the period December 11, 2008 to December 31, 2008 and 9.82% for the period from January 1, 2009 to June 29, 2009. The interest income attributable to the Class B common stockholders is computed as total interest income earned in the Trust Account in excess of the lesser of $1,200,000 or 50% of such interest prior to the payment of any federal and state taxes due by the Company. Deferred interest of $130,510 is included in the value of the Class B common stock subject to possible redemption at December 31, 2008 in the accompanying Balance Sheets. At June 30, 2009 the liability for the redemption of the 154,670 shares of Class B common stock that elected redemption in connection with the June 29, 2009 vote on the proposed Business Combination with Pypo includes $60,074 of deferred interest attributable to those shares.

In May 2009, the FASB issued Statement No. 165, Subsequent Events. Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Statement 165 was effective for interim and annual periods ending after June 15, 2009. All subsequent events were disclosed through August 14, 2009.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations

        Six months ended June 30, 2009 and 2008. For the six months ending June 30, 2009 we had a net loss of $1,360,816. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $1,377,499 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia owed to several of the officers and directors and/or their affiliated companies (see Note 8 of Notes to Financial Statements). No (benefit) provision for income taxes has been made at June 30, 2009 as the Company had operating losses for the six months then ended and as of December 31, 2008 the Company had carried back the maximum amount of operating losses. The balance sheet as of December 31, 2008 and June 30, 2009 reflects an income tax refund receivable of $240,000 for the fiscal 2008 operating losses carried back to recover taxes paid in prior years, and as of December 31, 2008 and June 30, 2009 the Company has net operating loss carryforwards for which it has provided a full valuation allowance as realization is not likely to occur.

For the six months ending June 30, 2008 we had a net loss of $277,622. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $656,365 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia owed to several of the officers and directors and/or their affiliated companies (see Note 8 of Notes to Financial Statements). No (benefit) provision for income taxes has been made at June 30, 2008 as the Company had operating losses for the six months then ended.

Three months ended June 30, 2009 and 2008. For the three months ending June 30, 2009 we had a net loss of $805,147. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $809,514 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia owed to several of the officers and directors and/or their affiliated companies (see Note 8 of Notes to Financial Statements). No (benefit) provision for income taxes has been made at June 30, 2009 as the Company had operating losses for the three months then ended.

For the three months ending June 30, 2008 we had a net loss of $191,469. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $343,154 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia owed to several of the officers and directors and/or their affiliated companies (see Note 8 of Notes to Financial Statements). No (benefit) provision for income taxes has been made at June 30, 2008 as the Company had operating losses for the three months ending on that date.

Period from January 17, 2006 (inception) to June 30, 2009. For the period from January 17, 2006 (inception) to June 30, 2009 we had a net loss of $2,371,524. Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Account. Our operating expenses during the period were $4,316,362 and consisted primarily of expenses related to pursuing a Business Combination, professional fees and the monthly administrative fee for services including office space, utilities, and secretarial support in China and Atlanta, Georgia owed to several of the officers and directors and/or their affiliated companies (see Note 8 of Notes to Financial Statements). We also provided for $22,896 in income taxes, attributable to taxable income earned in the 2007 calendar year net of the benefit of the operating losses carry-back claim reflected at December 31, 2008.

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

The net proceeds from the sale of the Series A and Series B units, after deducting certain offering expenses of $1,624,438 including underwriting discounts and commissions and the proceeds from a private placement completed prior to Middle Kingdom’s IPO, were $28,263,302. Of this amount, $28,183,313 or $8.24 per Series B unit, was placed in the trust account, and the remaining proceeds of $79,989 were available to be used by Middle Kingdom to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. On December 10, 2008, at a special meeting of Middle Kingdom’s stockholders, the stockholders approved an extension amendment whereby Middle Kingdom extended the time it has to complete its proposed Business Combination with Pypo from December 13, 2008 to August 31, 2009. In conjunction with the vote on the extension amendment, stockholders owning 348,042 Class B shares elected to convert their shares for cash, and such shares were converted in December, 2008 for an aggregate of $2,933,542 using the proceeds of the partial sale of investments held in the trust account. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest through late June, 2009, at which time, in contemplation of the June 29, 2009 stockholders meeting and the subsequent completion of the Business Combination (including any redemption of shares of Class B common stock that elected redemption at that time), the Company instructed the trustee to convert all of the amounts in the Trust Account into cash to be held in a non-interest bearing account. At June 30, 2009 the amounts in the Trust Account are held in a non-interest bearing account at the JPMorgan Chase Bank, N.A. Under the FDIC’s Transaction Account Guarantee Program, such non-interest bearing accounts are insured up to their full amount during the life of the program, which the FDIC has scheduled to end on December 31, 2009.

During the six months ended June 30, 2009 Middle Kingdom transferred a total of $44,800 from the trust account to the operating account, consisting of $20,311 being Middle Kingdom’s 50% share of the interest earned on the trust account for the Company’s payment of various general and administrative expenses incurred and $24,489 for the payment of state tax obligations. As of June 30, 2009, there was $24,573,787 held in the trust account after providing $1,317,348 to be paid to the 154,670 redeeming Class B shares and together with the income tax refund of $240,000 and an overpayment of Federal provisional taxes of approximately $29,000 totaling $24,842,787 or approximately $8.52 per Class B common stock.

As discussed above, on July 9, 2009 the transactions contemplated by the merger agreement with Pypo were consummated. At that time $1,317,348 of the amount in the trust account was used to redeem the shares of the holders of 154,670 Class B shares who voted against the proposed Business Combination with Pypo and elected to convert their shares into the right to receive cash. The remaining amounts in the trust account were released, and became a part of the working capital of Pypo. Pypo will use those funds, or other funds available to it, to pay the $1,005,187 of the deferred compensation due to the underwriters of Middle Kingdom’s IPO (see Note 1 of Notes to Financial Statements), to pay Middle Kingdom’s other liabilities, and to pay the expenses of the Business Combination.

Off Balance Sheet Arrangements

Warrants issued in conjunction with our Private Placement and Public Offering are equity linked derivatives and accordingly represent off balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.

        On the Closing Date of the Public Offering, Wachovia Bank provided the Company with a line of credit for $250,000 to finance the Company’s general working capital needs, but which does not include any expenses associated with dissolution and liquidation or any amounts that may be due to or reserved for payment to creditors. The line of credit will mature in 24 months from the Closing Date of the Public Offering, being December 19, 2008. On July 1, 2008, Wachovia Bank extended the line of credit from December 19, 2008 to September 1, 2009. Interest is charged at an annual rate of LIBOR plus 2%, which at June 30, 2009 and December 31, 2008 was 2.32% and 3.90%, respectively. Interest is payable monthly and the outstanding principal and interest is due and payable at maturity. In accordance with the terms of the line of credit, the bank must authorize all distributions to the Company to the extent that the aggregate sum of interest distributed to the Company from the Trust Account exceeds $900,000. In July 2008, August 2008, September 2008, October 2008, November 2008, January 2009, March 2009, April 2009 and June 2009, Wachovia Bank authorized the distribution to the Company from the Trust Account the Company’s share of the interest earned. At June 30, 2009, the Company had $249,000 outstanding under the line of credit. The outstanding balance at June 30, 2009 was repaid to Wachovia Bank on July 10, 2009.

Contractual Obligations

The Company does not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

The Company has agreed to pay several of the officers and directors and/or their affiliated companies an aggregate monthly administrative fee of $7,500 for general and administrative services including office space, utilities, and secretarial support in Shanghai, China and Atlanta, Georgia from the Effective Date of the Public Offering through the completion of a Business Combination. The administrative fee of $7,500 per month is allocated among Primus Capital LLC, an affiliate of Mr. Tanenbaum, CEO; Mr. Marks, President; MTP Holdings Ltd. an affiliate of Messrs. Yao (officer and director), Chai (officer), and Ding (officer); and Mr. Lam, an officer and director. At June 30, 2009 and December 31, 2008, the Company accrued balanced for the fees due to the above mentioned officers and directors and/or their affiliated companies of $90,000 and $45,000, respectively,

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2009, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

Investors should consider the Risk Factors disclosed in our Form 10-K/A for the year ended December 31, 2008, and in the May 14, 2009 prospectus/proxy statement of MK Arizona (SEC Registration Statement No. 333-153492) prior to making an investment decision with respect to our securities.

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

There were no sales of unregistered securities during the three months ended June 30, 2009.

ITEM 4.	Submission of Matters To a Vote of Security Holders

On June 29, 2009 the Company held a special meeting of it stockholders to vote upon the transactions contemplated by the merger agreement with Pypo as set forth in the Company’s proxy statement dated May 14, 2009. The following sets forth the votes cast for and against each of the proposals in the proxy statement, as well as the abstentions and votes withheld (including broker no votes).

		Votes for	Votes against	Votes withheld	Abstentions and broker no-votes
Proposal 1	Approval of corporate reorganization of Middle Kingdom to a Cayman Islands exempted company (“Redomestication Proposal”)	3,625,305	139,165	368,943	4,500

Proposal 2	Authorization of MK Cayman’s board of directors to complete business combination with Pypo (“Business Combination Proposal’)	2,750,975	154,670	1,229,268	4,500

Proposal 3	Authorization to increase the authorized ordinary shares of MK Cayman to 1,000,000,000 ordinary shares (“Share Increase Proposal’)	3,673,200	58,980	368,443	37,290

Proposal 4	Approval of elimination of classified board of directors (“Declassification Proposal”)	3,770,228	58,410	269,985	39,290

Proposal 5	Approval of the requirement for two-thirds vote to amend MK Cayman’s Memorandum of Association or Articles of Association (“Amendment Proposal”)	3,768,228	59,410	269,985	40,290

Proposal 6	Approval of the provision in MK Cayman’s Memorandum of Association providing that a quorum for a meeting of the shareholders will be one-third of the outstanding shares (“Quorum Proposal”)	3,768,228	59,410	269,985	40,290

Proposal 7	Approval of the provision in MK Cayman’s Articles of Association a provision that shareholders may pass a resolution without holding a meeting of the shareholders only by a written resolution signed by all shareholders entitled to vote (“Shareholder Consent Proposal”)	3,675,200	56,480	368,943	37,290

Proposal 8	Approval of any adjournment of the special meeting for the purpose of soliciting additional proxies	3,768,228	59,410	269,985	40,290

As discussed in Note 1 of Notes to Financial Statements, the holders of 154,670 shares of the Company’s Class B common stock which voted against the proposed Business Combination with Pypo elected to convert their shares into the right to receive cash. Such 154,670 Class B shares were redeemed at a price of approximately $8.52 per share, or $1,317,348 in the aggregate, on July 10, 2009 in connection with the closing of the Business Combination with Pypo, and are presented as a liability on the Company’s balance sheet as of June 30, 2009.

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

Middle Kingdom Alliance Corp.

August 14, 2009	/s/ Bernard J. Tanenbaum III
Bernard J. Tanenbaum III Chief Executive Officer

August 14, 2009	/s/ Fred A. Brasch
Fred A. Brasch Chief Financial Officer