Form 10-Q/A
period 2009-06-30
Middle Kingdom Alliance Corp.
filed 2009-12-11
CIK 1360244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 000-52358

FUNTALK CHINA HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Cayman Islands
(State or other jurisdiction of incorporation or	N/A
organization)	(I.R.S Employer Identification No.)

South 3/F, Chang’An XingRong Center
No. 1 NaoShiKou Street,
XiCheng District	100031
Beijing, China	(Zip Code)
(Address of principal executive offices)

8610-5832-5957
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. There were 48,988,493 ordinary shares of the Company, par value of $0.001 each, outstanding as of November 30, 2009.

EXPLANATORY NOTE

This amendment on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Original 10-Q”), filed with the Securities and Exchange Commission on August 14, 2009, by Middle Kingdom Alliance Corp. (“Middle Kingdom”), to correct the inadvertent inclusion of the signatures of the former officers of Middle Kingdom. This amendment includes (i) signatures of the officers of Funtalk China Holdings Limited (“PCHL”) on the Quarterly Report on Form 10-Q and (ii) the certificates of PCHL’s chief executive officer and chief financial officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2.

On July 9, 2009, Middle Kingdom and Pypo Digital Company Limited (“Pypo Cayman”) consummated a business combination in two steps.  First, Middle Kingdom merged into MK Arizona Corp. (“MK Arizona”), then a wholly owned Arizona subsidiary of Middle Kingdom, with MK Arizona surviving the merger.  Second, MK Arizona converted and continued its corporate existence from Arizona to the Cayman Islands as PCHL.  PCHL then purchased the issued and outstanding shares of Pypo Cayman from Pypo Cayman’s shareholders in exchange for ordinary shares of PCHL.  As a result of the share exchange, Pypo Cayman became a wholly owned subsidiary of PCHL and Pypo’s former shareholders became holders of PCHL’s ordinary shares.  After the consummation of the business combination, PCHL assumed the reporting obligations of Middle Kingdom and MK Arizona under the Securities Exchange Act of 1934, as amended.

Except as described above, no other changes have been made to the Original 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Original 10-Q and, except as described above, does not modify or update any related disclosures made in the Original 10-Q.

EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUNTALK CHINA HOLDINGS LIMITED

December 10, 2009	By:	/s/ Dongping Fei
Name: Dongping Fei
Title: Chief Executive Officer

December 10, 2009	By:	/s/ Kim Chuan (“Jackie”) Leong
Name: Kim Chuan (“Jackie”) Leong
Title: Chief Financial Officer