Form 10-Q/A
period 2009-06-30
Middle Kingdom Alliance Corp.
filed 2009-12-14
CIK 1360244

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Original 10-Q”), filed with the Securities and Exchange Commission on August 14, 2009, by Middle Kingdom Alliance Corp. (“Middle Kingdom”), to correct the inadvertent inclusion of the signatures of the former officers of Middle Kingdom. This amendment includes (i) signatures of the officers of Funtalk China Holdings Limited (“PCHL”) on the Quarterly Report on Form 10-Q and (ii) the certificates of PCHL’s chief executive officer and chief financial officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2. Except for these signatures and certifications, the amendment otherwise includes the entire text of the Original 10-Q.

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

MIDDLE KINGDOM ALLIANCE CORP.
(a development stage company)

TABLE OF CONTENTS

			Page No.
Part I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements	4
		Balance Sheets, June 30, 2009 (Unaudited) and December 31, 2008	4
		Statements of Operations for the three and six months ended June 30, 2009 (Unaudited) and 2008 (Unaudited) and for the period January 17, 2006 (inception) to June 30, 2009 (Unaudited)	5
		Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2009 (Unaudited) and for the period January 17, 2006 (inception) to December 31, 2008	6
		Statements of Cash Flows for the six months ended June 30, 2009 (Unaudited) and 2008 (Unaudited) and for the period January 17, 2006 (inception) to June 30, 2009 (Unaudited)	7
		Notes to Financial Statements	8
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
	Item 4.	Controls and Procedures	23
Part II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	24
	Item 1A.	Risk Factors	24
	Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	24
	Item 4.	Submission of Matters to a Vote of Security Holders	24
	Item 6.	Exhibits	25

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

MIDDLE KINGDOM ALLIANCE CORP.
(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(Unaudited)

						Retained
						Earnings
						(Accumulated
						Deficit) During
			Class B		Additional	the	Total
	Common Stock		Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
January 17, 2006 (inception)		$—		$—	$—	$—	$—
Issuances of common stock for cash to founders at $.03 per share (from February 15, 2006 to September 30, 2006)	750,000	750			21,750		22,500
Issuances of Series A units for cash to founders at $8.00 per unit (from February 15, 2006 to September 30, 2006)	90,450	90			723,510		723,600
Sale of Series A units, net of underwriters’ discount and offering expenses on December 19, 2006	198,000	198			1,532,397		1,532,595
Sale of Series B units, net of underwriters’ discount and offering expenses on December 19, 2006 (includes shares subject to possible redemption)			3,300,000	3,300	23,950,909		23,954,209
Proceeds from the issuance of an underwriters’ option					100		100
Reclassification of amounts subject to possible redemption of 659,999 Class B common shares					(5,438,392)		(5,438,392)
Net loss						(92,546)	(92,546)

Balance - December 31, 2006	1,038,450	1,038	3,300,000	3,300	20,790,274	(92,546)	20,702,066

Sale of Series A units, net of underwriters’ discount and offering expenses on January 5, 2007	27,200	27			210,435		210,462
Sale of Series B units, net of underwriters’ discount and offering expenses on January 26, 2007 (includes shares subject to possible redemption)			120,305	120	894,554		894,674
Reclassification of amounts subject to possible redemption of an additional 24,061 Class B common stock for a total of 684,060 Class B common shares					(198,263)		(198,263)
Overpayment of NASD filing fees refunded					2,070		2,070
Net Income						403,266	403,266

Balance - December 31, 2007	1,065,650	1,065	3,420,305	3,420	21,699,070	310,720	22,014,275
Redemption and cancellation of 348,042 Class B common shares			(348,042)	(348)	348		—
Net loss						(1,321,428)	(1,321,428)

Balance - December 31, 2008	1,065,650	$1,065	3,072,263	$3,072	$21,699,418	$(1,010,708)	$20,692,847
Net loss						(555,669)	(555,669)

Balance - March 31, 2009	1,065,650	$1,065	3,072,263	$3,072	$21,699,418	$(1,566,377)	$20,137,178
Redemption and cancellation of 154,670 Class B common shares			(154,670)	(154)	154		—
Reclassification of 181,348 Class B common shares no longer subject to possible redemption of					1,457,555		1,457,555
Net loss						(805,147)	(805,147)

Balance - June 30, 2009	1,065,650	$1,065	2,917,593	$2,918	$23,157,127	$(2,371,524)	$20,789,586

The accompanying notes should be read
in conjunction with the financial statements.

MIDDLE KINGDOM ALLIANCE CORP.
(a development stage company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			from
	For the Six Months Ended		January 17, 2006
	June 30, 2009	June 30, 2008	(inception) to June 30, 2009
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,360,816)	$(277,622)	$(2,371,524)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Decrease (increase) value of trust account	24,400	(27,469)	—
Adjustments to redemption value of redeeming Class B common shares	(689)	—	71,790
Deferred interest income included in shares subject to redemption	—	37,434	—
Changes in operating assets and liabilities:
Prepaid insurance and other assets	46,003	1,127	—
Income tax refund receivable	—	—	(240,000)
Accounts payable and accrued liabilities	1,192,960	110,570	2,557,482
Net cash (used in) provided by operating activities	(98,142)	(155,960)	17,748

Cash flows from investing activities:
Purchase of investment in trust account, net	3,388	(168,759)	(25,891,135)
Net cash used in investing activities	3,388	(168,759)	(25,891,135)

Cash flows from financing activities:
Proceeds from common stock to founders	—	—	22,500
Proceeds from Series A units to founders	—	—	723,600
Proceeds from Series A and Series B units sold	—	—	27,599,704
Proceeds from issuance of an underwriters’ option	—	—	100
Proceeds from bank line of credit	—	—	444,000
Proceeds from shareholders loans	91,014	225,000	228,949
Repayment of bank line of credit	—	(45,000)	(195,000)
Redemption of Class B common shares	—	—	(2,933,542)
Net cash provided by financing activities	91,014	180,000	25,890,311

Net (decrease) increase in cash	(3,740)	(144,719)	16,924
Cash and cash equivalents at beginning of period	20,664	168,915	—
Cash and cash equivalents at end of period	$16,924	$24,196	$16,924

Supplemental disclosure of non-cash financing activities:
Reclassification from redeeming shares to current liabilities	$1,317,348	$—	$—
Reclassification from non-redeeming shares to additional paid in capital	$1,457,554	$—	$—
Accrual of deferred underwriting fees	$58,032	$—	$1,005,694

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,087	$822	$9,692
Income taxes	$5,000	$—	$286,890

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

MIDDLE KINGDOM ALLIANCE CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS – continued

Note 1 Basis of presentation, organization and proposed business operations and summary of significant accounting policies - continued

Organization and Operations - continued

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

MIDDLE KINGDOM ALLIANCE CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS – continued

Note 1 Basis of presentation, organization and proposed business operations and summary of significant accounting policies - continued

Organization and Operations - continued

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

MIDDLE KINGDOM ALLIANCE CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS – continued

Note 1 Basis of presentation, organization and proposed business operations and summary of significant accounting policies - continued

Organization and Operations - continued

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

MIDDLE KINGDOM ALLIANCE CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS – continued

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

MIDDLE KINGDOM ALLIANCE CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS – continued

Note 2 Summary of Significant Accounting Policies - continued

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

MIDDLE KINGDOM ALLIANCE CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS – continued

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

MIDDLE KINGDOM ALLIANCE CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS – continued

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

MIDDLE KINGDOM ALLIANCE CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS – continued

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

MIDDLE KINGDOM ALLIANCE CORP.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS – continued

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

FUNTALK CHINA HOLDINGS LIMITED

December 14, 2009	By:	/s/ Dongping Fei
Name: Dongping Fei
Title: Chief Executive Officer

December 14, 2009	By:	/s/ Kim Chuan (“Jackie”) Leong
Name: Kim Chuan (“Jackie”) Leong
Title: Chief Financial Officer